Form 10-Q
period 1996-03-31
READ RITE CORP /DE/
filed 1996-07-10
CIK 819480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the quarterly period ended March 31, 1996

Commission file number:  0-19512

                           READ-RITE CORPORATION
          (Exact name of Registrant as specified in the charter)

             Delaware                           94-2770690
    (State or other jurisdiction              (I.R.S. Employer
      of incorporation)                       Identification No.)

             345 Los Coches Street, Milpitas, California 95035
                 (Address of principal executive offices)
                                (Zip Code)

                              (408) 262-6700
           (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value               46,490,805 Shares
         (Class)                       (Outstanding at March 31, 1996)


                           READ-RITE CORPORATION

                                   Index

                                                              Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets-
           March 31, 1996 and September 30, 1995                   3

          Consolidated Condensed Statements of Operations-
           Three and Six Months Ended March 31, 1996 and 1995      4

          Consolidated Condensed Statements of Cash Flow-
           Six Months Ended March 31, 1996 and 1995                5

          Notes to Consolidated Condensed Financial Statements    6-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations               8-17

PART II- OTHER INFORMATION

     Item 1.  Legal Proceedings                                   18

     Item 4.  Submission of Matters to a Vote of Stockholders     18

     Item 6.  Exhibits and Reports on Form 8-K                    19

SIGNATURE                                                         20

INDEX OF EXHIBITS                                                 21










PART I. FINANCIAL STATEMENTS

                           READ-RITE CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)

                                             March 31,  September 30,
                                               1996         1995
                                                  (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                  $ 95,241   $168,860
    Short-term investments                       94,192     93,293
    Accounts receivable, net                    149,539    147,277
    Inventories                                  79,512     53,814
    Prepaid expenses and other current assets    13,621     12,442
                                               --------   --------
      Total current assets                      432,105    475,686
  Property, plant and equipment, at cost        697,443    586,626
    Less:  Accumulated depreciation and
              amortization                      195,361    158,492
                                               --------   --------
      Net property, plant and equipment         502,082    428,134
  Intangible and other assets                    33,340     35,637
                                               --------   --------
        Total assets                           $967,527   $939,457
                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term bank borrowings                 $  1,000   $  1,000
    Accounts payable                            101,213     72,667
    Income taxes payable                         33,929     42,222
    Accrued compensation and benefits            30,708     33,740
    Other accrued liabilities                    32,698     16,951
    Current portion of long-term debt and
     capital lease obligations                   15,402     22,204
                                               --------   --------
      Total current liabilities                 214,950    188,784
  Long-term debt and capital lease obligations  129,790    137,406
  Deferred income taxes and other                14,009     17,004
                                               --------   --------
      Total liabilities                         358,749    343,194
                                               --------   --------
  Minority interest in consolidated subsidiary   70,256     58,286
  Stockholders' equity:
    Common stock, $.0001 par value                    5          5
    Additional paid-in capital                  332,531    370,623
    Retained earnings                           201,977    157,962
    Cumulative translation adjustment             4,009      9,387
                                               --------   --------
      Total stockholders' equity                538,522    537,977
                                               --------   --------
        Total liabilities and
          stockholders' equity                 $967,527   $939,457
                                               ========   ========


See accompanying notes to the consolidated condensed financial statements.


                           READ-RITE CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                                 1996      1995
                                                   (Unaudited)

Net sales                                     $258,219   $241,799
Cost of sales                                  215,510    185,590
                                              --------   --------
Gross margin                                    42,709     56,209
Operating expenses:
 Research and development                       18,024      8,424
 Selling, general and administrative            10,805     10,346
                                              --------   --------
    Total operating expenses                    28,829     18,770
                                              --------   --------
Operating income                                13,880     37,439
Interest expense                                 2,970      1,442
Interest income and other, net                   3,124        822
                                              --------   --------
Income before income taxes and
 minority interest                              14,034     36,819
Provision for income taxes                       8,136      8,653
                                              --------   --------
Income before minority interest                  5,898     28,166
Minority interest in net income of
 consolidated subsidiary                         4,611      3,167
                                              --------   --------
Net income                                    $  1,287   $ 24,999
                                              ========   ========
Net income per share                          $   0.03   $   0.53
                                              ========   ========
Shares used in per share calculation            47,461     46,940
                                              ========   ========


                                                Six Months Ended
                                                   March 31,
                                                1996       1995
                                                   (Unaudited)

Net sales                                     $557,430   $461,282
Cost of sales                                  431,319    358,951
                                              --------   --------
Gross margin                                   126,111    102,331
Operating expenses:
 Research and development                       26,180     16,360
 Selling, general and administrative            22,314     19,602
                                              --------   --------
    Total operating expenses                    48,494     35,962
                                              --------   --------
Operating income                                77,617     66,369
Interest expense                                 6,093      2,770
Interest income and other, net                   5,569      1,548
                                              --------   --------
Income before income taxes and
 minority interest                              77,093     65,147
Provision for income taxes                      23,900     15,310
                                              --------   --------
Income before minority interest                 53,193     49,837
Minority interest in net income of
 consolidated subsidiary                         9,335      5,263
                                              --------   --------
Net income                                    $ 43,858   $ 44,574
                                              ========   ========
Net income per share                          $   0.91   $   0.95
                                              ========   ========
Shares used in per share calculation            48,025     46,983
                                              ========   ========

See accompanying notes to the consolidated condensed financial statements.


                           READ-RITE CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                              (In thousands)

                                                  Six Months Ended
                                                      March 31,
                                                   1996      1995
                                                     (Unaudited)
Cash flows from operating activities:
 Net income                                     $ 43,858     $ 44,574
 Adjustments required to reconcile net income
  to cash provided by operations:
 Depreciation and amortization                    44,464       28,989
 Minority interest in net income of
  consolidated subsidiary                          9,335        5,263
 Other, net                                        2,814        3,952
 Changes in assets and liabilities:
  Accounts receivable, net                        (5,699)     (28,101)
  Inventories                                    (26,283)       7,264
  Prepaid expenses and other current assets       (1,244)        (375)
  Accounts payable, accrued liabilities and
   income taxes payable                           34,794       30,980
                                                --------     --------
Net cash provided by operating activities        102,039       92,546
                                                --------     --------
Cash flows from investing activities:
 Capital expenditures, net                      (125,481)     (74,741)
 Sale of short-term investments                  611,261       50,727
 Purchase of short-term investments             (612,570)     (24,436)
 Other assets and liabilities, net                (4,154)        (819)
                                                --------     --------
Net cash used in investing activities           (130,944)     (49,269)
                                                --------     --------
Cash flows from financing activities:
 Proceeds from long-term debt                         --        7,874
 Payments of principal on long-term debt
  and capital lease obligations                  (14,127)      (5,886)
 Repurchase of common stock                      (43,046)      (7,879)
 Proceeds from issuance of common stock            4,348        3,799
                                                --------     --------
Net cash used in financing activities            (52,825)      (2,092)
                                                --------     --------
Effect of exchange rate changes on cash            8,111        1,727
                                                --------     --------
Net increase (decrease) in cash
  and cash equivalents                           (73,619)      42,912
Cash and cash equivalents at beginning of period 168,860       65,477
                                                --------     --------
Cash and cash equivalents at end of period      $ 95,241     $108,389
                                                ========     ========
Supplemental disclosures:
 Cash paid during the period for:
  Interest                                        $5,809       $2,773
  Income taxes                                   $28,646       $1,175







See accompanying notes to the consolidated condensed financial statements.


                           READ-RITE CORPORATION
           Notes to Consolidated Condensed Financial Statements
                                (Unaudited)

Note 1.

Read-Rite Corporation (the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on a Sunday. The second quarters of fiscal 1996 and 1995 ended on March 31, 1996 and April 2, 1995, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year. Accordingly, the second quarter of fiscal 1995 was a fourteen-week quarter. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year ending September 30, 1996. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1995 Annual Report on Form 10-K.

Note 2.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories (in thousands) consisted of the following at:
                                   March 31,     September 30,
                                     1996             1995

     Raw materials                 $30,422          $17,588
     Work-in-process                36,617           26,406
     Finished goods                 12,473            9,820
                                   -------          -------
       Total inventories           $79,512          $53,814
                                   =======          =======
For a discussion of certain risks associated with the Company's inventory, see "Certain Additional Business Risks" below.

Note 3.

Income taxes were computed based on provisions of Statement of Financial Accounting Standards No. 109. The provision for income taxes for the three and six months ended March 31, 1996 is based upon the Company's estimated annual effective tax rate for fiscal 1996. The effective tax rate differs from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations and the utilization of net operating losses of Sunward Technologies, Inc. ("Sunward"), a subsidiary of the Company.

Note 4.

On March 29, 1996, the Company signed a definitive agreement to purchase certain assets, assume certain liabilities and acquire a non-exclusive license to intellectual property from Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The purchase price includes a series of cash payments totaling approximately $10.0 million payable over several quarters, the last $2.0 million of which is due nine months after the closing date, plus the assumption of certain liabilities estimated at approximately $1.0 million as of the closing date, and is allocated based on the estimated fair values of the equipment and assembled workforce acquired, and the liabilities assumed.


                           READ-RITE CORPORATION
     Notes to Consolidated Condensed Financial Statements (Continued)
                                (Unaudited)


Note 4. (Continued)

In determining the value of technology in development and related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties, uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9.0 million and was expensed in March 1996 as acquired in-process research and development. An intangible for assembled workforce was valued at $.8 million and will be amortized on a straight-line basis over its estimated useful life of two years.

Note 5.

In January 1995, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during the fiscal year ended September 30, 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of the current fiscal year at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the current quarter for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions.

Note 6.

On April 25, 1996, the Company entered into a three-year operating lease for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional office and support facilities may be constructed over the next several years. This lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) plus 88.5 basis points, and requires the Company to comply with certain minimum financial covenants similar to those in the Company's revolving credit facility. In addition, the lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company is liable under the lease for approximately $10.7 million over the three year term, based on current LIBOR rates.



                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the "safe harbor" created by those sections. The Company's actual results for future periods could differ materially from those projected in such forward-looking information. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking information are discussed in "Certain Additional Business Risks" below.

Three and Six Months Ended March 31, 1996 Compared with Three and Six Months Ended March 31, 1995

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                    Three Months Ended  Six Months Ended
                                        March 31,           March 31,
                                       1996    1995        1996   1995

Net sales                             100.0%  100.0%      100.0%  100.0%
Cost of sales                          83.5    76.7        77.4    77.8
                                      -----   -----       -----   -----
Gross margin                           16.5    23.3        22.6    22.2
                                      -----   -----       -----   -----
Operating expenses:
 Research and development               6.9     3.5         4.7     3.5
 Selling, general and administrative    4.2     4.3         4.0     4.3
                                      -----   -----       -----   -----
    Total operating expenses           11.1     7.8         8.7     7.8
                                      -----   -----       -----   -----
Operating income                        5.4    15.5        13.9    14.4
Interest expense                        1.2     0.6          .1      .6
Interest income and other, net          1.2     0.3          .0      .3
                                      -----   -----       -----   -----
Income before income taxes and
 minority interest                      5.4    15.2        13.8    14.1
Provision for income taxes              3.2     3.6         4.3     3.3
                                      -----   -----       -----   -----
Income before minority interest         2.2    11.6         9.5    10.8
Minority interest in net income of
 consolidated subsidiary                1.7     1.3         1.6     1.1
                                      -----   -----       -----   -----
Net income                              0.5    10.3         7.9     9.7
                                      =====   =====       =====   =====

Net Sales

Net sales for the three and six months ended March 31, 1996 were $258.2 million and $557.4 million, respectively, a 6.8% and 20.8% increase over net sales of $241.8 million and $461.3 million, respectively, for the comparable periods in fiscal 1995. The increase in net sales for the current three- and six-month periods over the same periods during the previous fiscal year was primarily due to increases in customer demand for thin film and Metal-In-Gap ("MIG") products, partially offset by lower average selling prices as the Company's product mix was weighted toward more mature products.

                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Sales (Continued)

The Company's sales continue to shift from head gimbal assemblies ("HGAs") to head stack assemblies ("HSAs") as these products were 45% and 54%, respectively, of net sales during the current quarter, compared to 51% and 46% for the quarter ended March 31, 1995. The Company expects HSA sales as a percentage of total sales to increase significantly for the remainder of fiscal 1996.

Sales are primarily focused in the 3.5-inch form factor hard disk drive market, which accounted for 88% of the Company's sales for the current quarter, and 90% of sales for the six months ended March 31, 1996. These products comprised 93% of sales for the same periods in fiscal 1995. The Company's sales of 5.25-inch and 2.5-inch products accounted for 10% of net sales in the three months ended March 31, 1996, compared to 4% of sales for the same period of fiscal 1995.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" below.

Principal Customers:

(As a Percentage of Net Sales)
                         Three Months Ended  Six Months Ended
                              March 31,          March 31,
                             1996   1995        1996   1995
Customer:
  Western Digital            39.8%  36.4%      39.4%  38.4%
  Quantum                    30.6%  26.3%      31.4%  24.6%
  Conner                      9.3%  12.2%       9.7%  13.4%
  Maxtor                     13.2%  12.2%      12.7%  10.7%
  All Others                  7.1%  12.9%       6.8%  12.9%

Gross Margin

The Company's gross margins are primarily influenced by average sales prices, process yields, the level of net sales in relation to fixed costs, product mix (newer products and HGAs typically generate higher margins than older products and HSAs), start-up costs associated with new product programs, and material costs.

As mentioned above, HSAs typically have lower gross margins than HGAs. HSAs consist of two or more HGAs and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components is a significant percentage of the total cost of the HSA; the margin on such purchased components is substantially lower than the margin on HGAs produced by the Company. The combination of the respective margins on HGAs and non-HGA components and associated labor and overhead included in HSAs thus produces a lower aggregate gross margin on HSA sales.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin (Continued)

The Company's gross margin for the three months ended March 31, 1996 was 16.5%, compared to 23.3% for the same period in fiscal 1995. The decrease in the margin during the current quarter in comparison to the previous period is primarily attributable to a decrease in the average selling prices for thin film HGAs and HSAs, shifts in the product mix toward HSAs and older products carrying lower margins, a one-time charge of $6.0 million to cost of goods sold for the consolidation of the Company's San Diego operations to Northern California, and significant start-up costs associated with new programs not yet in volume production.

The Company's gross margin for the six months ended March 31, 1996 was 22.6% in comparison to 22.2% for the same period in fiscal 1995. The margin is relatively consistent as increases attained in the first quarter of fiscal 1996 from increased net sales in relation to fixed costs, favorable product mix, and cost reductions were offset by decreases in the second quarter for declining selling prices, less favorable product mix, the consolidation charge of the Company's San Diego operations to Northern California and significant start up costs associated with new programs.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" below.

Research and Development Expenses

Research and development ("R&D") expenses were $18.0 million, or 6.9% of net sales, for the three months ended March 31, 1996 compared to $8.4 million, or 3.5% of net sales, for the comparable period in 1995. R&D expenses were $26.2 million, or 4.7% of net sales, for the six months ended March 31, 1996 compared to $16.4 million, or 3.5% of net sales, for the six months ended March 31, 1995.

The increase in 1996 compared to 1995 was primarily due to a $9.0 million charge for an investment in planar recording technology as discussed below. Excluding this charge, R&D expenses would have been 3.5% and 3.1% of sales, respectively, for the quarter and six months ended March 31, 1996, compared to 3.5% for the comparable periods in fiscal 1995.

On March 29, 1996, the Company signed a definitive agreement to purchase certain assets, assume certain liabilities and acquire a non-exclusive license to intellectual property from Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The purchase price includes a series of cash payments totaling approximately $10.0 million payable over several quarters, the last $2.0 million of which is due nine months after the closing date, plus the assumption of certain liabilities estimated at approximately $1.0 million as of the closing date, and is allocated based on the estimated fair values of the equipment and assembled workforce acquired, and the liabilities assumed.

In determining the value of technology in development and the related license, the Company considered, among other factors, the stage of development of the technology, the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9.0 million and was expensed in March 1996 as acquired in-process research and development.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and Development Expenses (Continued)

As a result of the investment in planar technology, the associated addition of 85 employees, and additional depreciation associated with capital equipment investments necessary to support the development of the Company's next generation of products and current technologies, the Company expects R&D expenses, after excluding the $9.0 million charge, to increase in absolute dollars and as a percentage of net sales.

Selling, General & Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.8 million, or 4.2% of net sales, for the three months ended March 31, 1996 compared to $10.3 million, or 4.3% of net sales, for the comparable period in 1995. SG&A expenses were $22.3 million, or 4.0% of net sales, for the six months ended March 31, 1996 compared to $19.6 million, or 4.3% of net sales, for the same six months in fiscal 1995.

The absolute dollar increases in SG&A expenses for the three and six-month periods in 1996 over 1995 were primarily due to increased staffing and overhead to support the increased level of net sales and volume. The Company expects that SG&A expenses as a percent of net sales will vary from period to period depending on the level of net sales.

Interest Expense

Interest expense was $3.0 and $6.1 million, respectively, for the three and six months ended March 31, 1996, and $1.4 and $2.8 million, respectively, for the comparable periods in 1995. The increase in interest expense in the current periods is primarily due to the significant increase in the average amount of debt outstanding.

Interest Income and Other, Net

Interest income and other, net for the three months ended March 31, 1996 was $3.1 million, compared to $0.8 million for the comparable period in 1995. Interest income and other, net for the six months ended March 31, 1996 was $5.6 million, compared to $1.5 million for the six months ended March 31, 1995. Interest income and other, net is higher for the current periods primarily due to significantly higher average cash, cash equivalents and short-term investments balances during such periods.

Provision for Income Taxes

Income taxes were computed based on provisions of Statement of Financial Accounting Standards No. 109. The Company's estimated annual effective tax rate increased to 31% for the six months ended March 31, 1996, compared to 23.5% for the same period in fiscal 1995. The increase in the estimated annual effective tax rate for fiscal 1996 is primarily due to higher net tax from foreign operations. The fiscal 1996 effective rate for the three and six month periods ended March 31, 1996 differ from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations and the utilization of Sunward's net operating losses.





                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income

Net income for the three and six months ended March 31, 1996 was $1.3 and $43.9 million, respectively, or 0.5% and 7.9% of net sales, compared to $25.0 and $44.6 million, respectively, or 10.3% and 9.7% of net sales, for the three and six months ended March 31, 1995. The percentage and absolute dollar decrease in net income in the current quarter was principally due to the decrease in gross margin, the increase in R&D expenses, and the higher provision for income taxes as described above.

Liquidity and Capital Resources

As of March 31, 1996, the Company had cash, cash equivalents and short-term investments of $189.4 million, total assets of $967.5 million and total long-term debt, including the current portion, of $145.2 million. The Company's cash generated by operating activities was $102.0 million for the six months ended March 31, 1996, compared to $92.5 million for the same six month period during the previous fiscal year.

The Company's business is highly capital intensive. During the six months ended March 31, 1996, the Company incurred capital expenditures of approximately $125.5 million, compared to $74.7 million during the same six month period of the previous fiscal year. Capital expenditures have primarily been made to expand production capacity in Thailand, to expand wafer production in Milpitas, Fremont and Japan, and to support new manufacturing processes and new technologies, such as magnetoresistive ("MR") and tripad technology. The Company plans total capital expenditures of approximately $250 million in fiscal 1996; however, to the extent yields for the Company's products are lower than expected, that demand for such products exceeds Company expectations, and/or that the Company's manufacturing process needs change significantly, such expenditures may increase. As of March 31, 1996, total commitments for construction or purchase of plant and equipment totaled approximately $108 million.

In January 1995, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during the fiscal year ended September 30, 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of the current fiscal year at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the current quarter for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions.

In September 1995, the Company completed the sale of $100 million in 7.53% Senior Notes due September 15, 2000 ("Notes") to a group of four insurance companies. Interest is paid semi-annually in March and September, beginning March 1996. Principal is payable in three equal installments on each of September 15, 1998, September 15, 1999 and September 15, 2000. The terms of the Note Purchase Agreement pertaining to the Notes (the "Purchase Agreement") require the Company to maintain certain financial ratios and observe a series of additional covenants, and place a limit upon the Company's ability to pay dividends. As of March 31, 1996, the entire $100 million represented by the Notes was outstanding, and the Company was in compliance with the covenants under the Purchase Agreement.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

On April 25, 1996, the Company entered into a three-year operating lease for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional office and support facilities may be constructed over the next several years. This lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) plus 88.5 basis points, and requires the Company to comply with certain minimum financial covenants similar to those in the Company's revolving credit facility (described below). In addition, the lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company is liable under the lease for approximately $10.7 million over the three year term, based on current LIBOR rates.

In December 1994, the Company and its lenders amended and restated the Company's $65 million revolving credit facility (the "Revolving Facility") to modify certain covenants and to extend the maturity date to October 1997. The Revolving Facility was amended in September 1995 to remove the security interest previously held by the banks in stock and intercompany receivables of the Company's subsidiary, Read-Rite International. The terms of the Revolving Facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying cash dividends without prior bank approval. The interest rate on borrowings under the Revolving Facility depend on the utilization of the Revolving Facility and are based, at the option of the Company, on interest rates based upon the base rate or LIBOR plus a margin. As of March 31, 1996, there were no borrowings outstanding against this line and the Company was in compliance with the covenants thereunder.

The Company believes that its current level of liquid assets, credit facilities, and cash generated from operations will be sufficient to fund its operations for the next year. However, if industry conditions worsen or if the Company does not consistently achieve timely customer qualifications on new product programs, thus negatively affecting profits and cash flows from operations, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing. There can be no assurance, however, that such financing, if needed, will be available on terms and conditions acceptable to the Company.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Revolving Facility prohibits payment of cash dividends without prior bank approval.

Certain Additional Business Risks

The Company's financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and price erosion. In addition, as demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, demand in the industry is highly variable and unpredictable.

The Company's primary revenues are derived from thin film inductive products, which require substantial resources for product development and manufacturing equipment to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its head, HGA and HSA technologies to meet industry demands, at competitive costs. Given the Company's dependence on a limited number of customers, the limited number of large volume programs conducted by these customers at any given time, and strong competition among recording head manufacturers, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations. For example, during the quarter ended March 31, 1996 the Company incurred significant start-up costs on new product programs and did not achieve volume production on those programs during the quarter necessary to absorb those costs, which in turn reduced both sales and margins for the quarter. See "Net Sales" and "Gross Margin" above.

The Company has invested significant resources to extend the performance of its MIG products. However, it is becoming increasingly difficult to achieve the necessary performance requirements with MIG technologies at a cost competitive with the Company's thin film products; the Company therefore believes its production of MIG-based products will decline over the next several quarters. Accordingly, the Company has begun to transition its Philippines operations from MIG production to thin film production. The Company's failure to make this transition smoothly and effectively or to replace its MIG production with thin film products as required would have a material adverse effect on the Company's business, financial condition and results of operations.

Further, the Company has also invested, and will continue to invest, significant resources in product development and manufacturing equipment to support the Company's efforts to develop and introduce cost-competitive thin film MR heads. While the Company has made progress toward the qualification of one of its new MR products in a customer program, there can be no assurance that the Company will be qualified for such program, that the Company will be successful in volume production on such program if qualified, or that the Company will continue thereafter to timely and cost effectively develop and manufacture in volume MR heads necessary to achieve uninterrupted design-in wins or profitability.

As further described in "Research and Development Expenses", in March 1996, the Company entered into an agreement to acquire a nonexclusive license to the intellectual property of Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The Company believes that it can extend recording areal densities beyond conventional thin film inductive designs by combining the planar technology acquired with the Company's proximity recording technology and manufacturing processes. However, there can be no assurance that the Company will be successful in this endeavor or that it will be able to transition the technology into commercially viable volume production.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

The Company's business is highly capital intensive. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers' needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company's plant and equipment expenditures have long lead times, thus requiring major commitments well in advance of actual requirements. The Company's underestimation or overestimation of its capacity requirements, or failure to successfully and timely put in place the proper technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

Over the past four fiscal years, the Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company anticipates capital expenditures in fiscal 1996 to be approximately $250 million, compared to $185 million for fiscal 1995. There can be no assurance, however, that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in the latter half of fiscal 1993, or in the current quarter, when net sales decline period to period.

The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its HGA machining, assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates.

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial yield loss, and in some cases, cause production to be suspended. Yields for new products initially tend to be low as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving yields; as a result, material variances between projected and actual yields have a direct effect on the Company's gross margins and profitability. The difficulty of forecasting yields accurately and maintaining cost competitiveness through improving yields will continue to be magnified by ever-increasing process complexity and by the compression of product life cycles, which requires the Company to bring new products on line faster, and for shorter periods, and yet maintain acceptable yields and quality, without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher yields and declining costs.

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. For example, the Company buys all of its MIG sliders from Hitachi Metals, a potential competitor of the Company, and from time to time has been unable to secure its full requirements of MIG sliders. The


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

Company also has limited alternative sources of certain key materials such as wafer substrates and photoresist, and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, financial condition and results of operations.

The Company is continuing its efforts to broaden its customer base. However, given the small number of high-performance disk drive manufacturers who require an independent source of HGA or HSA supply, the Company's dependence on a limited number of customers is expected to continue. As demonstrated by the significant reduction in the level of the Company's business in the second half of fiscal 1993, the loss of any large customer, or a significant decrease in orders from one or more large customers, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, given the
Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's sales and operating results. For example, Seagate Technology, Inc. ("Seagate"), a competitor of the Company, recently acquired the tape head operations of Applied Magnetics Corporation, and also recently completed the acquisition of Conner Peripherals, Inc., a major customer of the Company. As a result, there can be no assurance that Seagate will continue Conner's previous practice of buying a portion of its disk and tape head requirements from the Company since Seagate has significant internal disk and tape head manufacturing capacity. Any significant decrease in orders from these customers would have a material adverse effect on the Company's business, financial condition and results of operations.

Further, Singapore Technologies recently acquired the disk drive operations of Micropolis, while Hyundai recently acquired Maxtor. The Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership. However, there can be no assurance that these customers will continue the prior practice of purchasing a significant quantity of their respective head requirements from the Company. Any significant decrease in orders from these customers would have a material adverse effect on the Company's business, financial condition and results of operations.

Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations. While this integration has to date had no material adverse effects on the Company's thin film head operations, there can be no assurance that Quantum will continue to purchase a significant portion of its head requirements from the Company, particularly as Quantum transitions its drive programs to MR technology, the primary focus of Quantum's internal head operations. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

its customers' demand requirements, the Company generally must invest substantial resources and make significant materials commitments before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and often very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties.

As a result of the above factors, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company and its results of operations. For example, in the third quarter of fiscal 1993, the Company incurred inventory write-down provisions of approximately $10.0 million due to the bankruptcy filing of one customer and order cancellations from customers due to reduced demand.

The Company has experienced substantial fluctuations in quarterly operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods may be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales will generally be made pursuant to individual purchase orders which may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. During disk drive industry downturns, most recently in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory write-offs, accounts receivable write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced revenues and gross margins and, at times, operating losses. The Company expects periodic fluctuations will occur in the future.

The trading price of the Company's Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies for reasons unrelated to the operating performance of the specific companies, and the Company's Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's Common Stock.


                           READ-RITE CORPORATION


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Stockholders

The Company's 1996 Annual Meeting of Stockholders was held on February 22, 1996 at the Company's Fremont manufacturing facility. At the meeting, 46,741,474 shares were entitled to vote and 41,220,947 shares were present by proxy.

(a) Election of Directors. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee                    Votes Cast For      Votes Withheld

Cyril J. Yansouni                       40,978,126          242,821
Frederic Schwettmann                    40,977,609          243,338
John G. Linvill                         40,970,001          250,946
William J. Almon                        40,991,117          229,830
Michael L. Hackworth                    40,988,953          231,994

(b) Additional Shares Authorized. An increase in the number of authorized shares of Common Stock by 60,000,000 shares to 160,000,000 shares was approved by the stockholders with 36,098,489 voting in favor, 3,903,855 voting against and 1,218,603 representing abstentions and broker non-votes.

(c) Amendment to Employee Stock Option Plan. The Company's 1995 Stock Plan, with 3,000,000 shares reserved for issuance thereunder, was approved by the stockholders with 20,918,328 voting in favor, 13,597,037 voting against and 6,705,582 representing abstentions and broker non-votes.

(d) Ratification of Independent Auditors. The ratification and appointment of Ernst & Young LLP as independent public accountants of the Company for fiscal 1996 was approved by the stockholders with 41,043,597 voting in favor, 73,962 voting against and 103,388 abstaining.


                           READ-RITE CORPORATION


PART II.  OTHER INFORMATION (Continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit Number                   Description

       11.1    Statement Regarding Computation of Earnings Per Share

      10.39 Agreement for Purchase and Sale of Assets By and Between Read-Rite Corporation and Censtor Corporation

      10.40    Fourth Amendment to Third Amended and Restated Credit
               Agreement

      10.41 Lease of the Land dated April 25, 1996 between Sumitomo Bank Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement, Security Agreement and Fixture Filing with Assignment of Rents and Leases

(b) Reports on Form 8-K

      No Reports on Form 8-K were filed during the quarter ended March 31, 1996.



                           READ-RITE CORPORATION

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














Date:  May 2, 1996            /s/  John T. Kurtzweil
                               John T. Kurtzweil
                               Vice President, Finance and
                               Chief Financial Officer




















                           READ-RITE CORPORATION

                             Index of Exhibits


Exhibit No.    Description                                Page No.

  11.1         Statement Regarding Computation of              22
               Earnings per Share

  10.39        Agreement for Purchase and Sale of Assets By    23
               and Between Read-Rite Corporation  and
               Censtor Corporation

  10.40        Fourth Amendment to Third Amended and Restated  85
               Credit Agreement

  10.41        Lease of the Land dated April 25, 1996 between  96
               Sumitomo Bank Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement,
               Security Agreement and Fixture Filing with
               Assignment of Rents and Leases


                                                               Exhibit 11.1

                           READ-RITE CORPORATION
           STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
                  (In thousands except per share amounts)

                                  Three Months Ended   Six Months Ended
                                      March 31,            March 31,
                                      1996    1995       1996   1995
                                      (Unaudited)         (Unaudited)

Net income                           $ 1,287  $24,999   $43,858  $44,574
                                     =======  =======   =======  =======
Weighted average common shares
   outstanding                        46,538   45,514    46,827   45,491

Common equivalent shares
   issuable under dilutive stock
   options after applying treasury
   stock method, net of tax benefits     923    1,426     1,198    1,492
                                     -------  -------   -------  -------
Common and common equivalent
 shares used in computing net
 income per share                     47,461   46,940    48,025   46,983
                                     =======  =======   =======  =======
Net  income per share                $  0.03  $  0.53   $  0.91  $  0.95
                                     =======  =======   =======  =======