Form 10-Q
period 1996-06-30
READ RITE CORP /DE/
filed 1996-08-13
CIK 819480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the quarterly period ended June 30, 1996

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

Common Stock, $.0001 par value               46,727,378 Shares
        (Class)                       (Outstanding at June 30, 1996)


                           READ-RITE CORPORATION

                                   Index

                                               Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets-
           June 30, 1996 and September 30, 1995                         3

          Consolidated Condensed Statements of Operations-
           Three and Nine Months Ended June 30, 1996 and 1995           4

          Consolidated Condensed Statements of Cash Flow-
           Nine Months Ended June 30, 1996 and 1995                     5

          Notes to Consolidated Condensed Financial Statements        6-8

     Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-20

PART II- OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         21

SIGNATURE                                                              22

INDEX OF EXHIBITS                                                      23












PART I. FINANCIAL STATEMENTS

                           READ-RITE CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)

                                                    June 30,  September 30,
                                                      1996         1995
                                                   (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                      $  152,987   $  168,860
    Short-term investments                             51,052       93,293
    Accounts receivable, net                          111,253      147,277
    Inventories                                        82,527       53,814
    Prepaid expenses and other current assets          14,503       12,442
                                                   ----------   ----------
      Total current assets                            412,322      475,686
  Property, plant and equipment, at cost              780,952      586,626
    Less:  Accumulated depreciation and amortization  222,616      158,492
                                                   ----------   ----------
      Net property, plant and equipment               558,336      428,134
  Intangible and other assets                          33,179       35,637
                                                   ----------   ----------
        Total assets                               $1,003,837   $  939,457
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Short-term bank borrowings                     $       --   $   1,000
    Accounts payable                                  114,916      72,667
    Income taxes payable                               27,226      42,222
    Accrued compensation and benefits                  31,632      33,740
    Other accrued liabilities                          33,626      16,951
    Current portion of long-term debt and
     capital lease obligations                         15,330      22,204
                                                   ----------   ---------
      Total current liabilities                       222,730     188,784
  Long-term debt and capital lease obligations        178,031     137,406
  Deferred income taxes and other                      13,398      17,004
                                                   ----------   ---------
      Total liabilities                               414,159     343,194
                                                   ----------   ---------
  Minority interest in consolidated subsidiary         72,044      58,286
  Stockholders' equity:
    Common stock, $.0001 par value                          5           5
    Additional paid-in capital                        335,637     370,623
    Retained earnings                                 178,932     157,962
    Cumulative translation adjustment                   3,060       9,387
                                                   ----------   ---------
      Total stockholders' equity                      517,634     537,977
                                                   ----------   ---------
        Total liabilities and stockholders'
            equity                                 $1,003,837  $  939,457
                                                   ==========  ==========


See accompanying notes to the consolidated condensed financial statements.

                           READ-RITE CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)


                                    Three Months Ended   Nine Months Ended
                                          June 30,            June 30,
                                       1996     1995      1996      1995
                                        (Unaudited)         (Unaudited)

Net sales                           $238,281  $253,081  $795,711  $714,363
Cost of sales                        226,912   187,599   658,231   546,550
                                    --------  --------  --------  --------
Gross margin                          11,369    65,482   137,480   167,813
Operating expenses:
 Research and development             12,937     8,805    39,117    25,165
 Selling, general and administrative  10,539    10,483    32,853    30,085
                                    --------  --------  --------  --------
    Total operating expenses          23,476    19,288    71,970    55,250
                                    --------  --------  --------  --------
Operating income (loss)              (12,107)   46,194    65,510   112,563
Interest expense                       3,020     1,377     9,113     4,147
Interest income and other, net         2,814       997     8,383     2,545
                                    --------  --------  --------  --------
Income (loss) before income taxes
 and minority interest               (12,313)   45,814    64,780   110,961
Provision for income taxes             7,409    10,766    31,309    26,076
                                    --------  --------  --------  --------
Income (loss) before minority
 interest                            (19,722)   35,048    33,471    84,885
Minority interest in net income of
 consolidated subsidiary               3,188     2,753    12,523     8,016
                                    --------  --------  --------  --------
Net income (loss)                   $(22,910) $ 32,295  $ 20,948  $ 76,869
                                    ========  ========  ========  ========
Net income (loss) per share         $  (0.49) $   0.68  $   0.44  $   1.63
                                    ========  ========  ========  ========
Shares used in per share
 calculation                          46,617    47,448    47,840    47,138
                                    ========  ========  ========  ========














See accompanying notes to the consolidated condensed financial statements.

                           READ-RITE CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                              (In thousands)

                                                      Nine Months Ended
                                                           June 30,
                                                        1996      1995
                                                          (Unaudited)
Cash flows from operating activities:
 Net income                                         $  20,948  $  76,869
 Adjustments required to reconcile net income
  to cash provided by operations:
 Depreciation and amortization                         78,301     49,101
 Minority interest in net income of
  consolidated subsidiary                              12,523      8,016
 Other, net                                             5,814     12,455
 Changes in assets and liabilities:
  Accounts receivable, net                             31,776    (49,315)
  Inventories                                         (29,476)       237
  Prepaid expenses and other current assets            (2,291)    (1,976)
  Accounts payable, accrued liabilities and
   income taxes payable                                44,472      51,762
                                                    ---------   ---------
Net cash provided by operating activities             162,067     147,149
Cash flows from investing activities:               ---------   ---------
 Capital expenditures, net                           (218,111)   (125,846)
 Sale of short-term investments                       847,287      63,361
 Purchase of short-term investments                  (805,590)    (27,632)
 Other assets and liabilities, net                     (6,302)         32
                                                    ---------   ---------
Net cash used in investing activities                (182,716)    (90,085)
                                                    ---------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt                          50,000       9,540
 Payments of principal on long-term debt
 and capital lease obligations                        (16,904)     (8,608)
 Repurchase of common stock                           (43,046)     (7,879)
 Proceeds from issuance of common stock                 5,729       9,362
                                                    ---------   ---------
Net cash provided by (used in)
 financing activities                                  (4,221)      2,415
                                                    ---------   ---------
Effect of exchange rate changes on cash                 8,997       2,361
                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents  (15,873)     61,840
Cash and cash equivalents at beginning of period      168,860      65,477
                                                    ---------   ---------
Cash and cash equivalents at end of period          $ 152,987   $ 127,317
                                                    =========   =========
Supplemental disclosures:
 Cash paid during the period for:
  Interest                                          $   6,128   $   3,329
  Income taxes                                      $  42,485   $   1,857



See accompanying notes to the consolidated condensed financial statements.


                           READ-RITE CORPORATION
           Notes to Consolidated Condensed Financial Statements
                                (Unaudited)

Note 1.

Read-Rite Corporation (the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on a Sunday. The third quarters of fiscal 1996 and 1995 ended on June 30, 1996 and July 2, 1995, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year. Accordingly, the second quarter of fiscal 1995 was a fourteen-week quarter and fiscal 1995 was a fifty-three week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the operating results expected for the last quarter or the full fiscal year ending September 30, 1996. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1995 Annual Report on Form 10-K.

Note 2.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories (in thousands) consisted of the following at:
                                June 30,     September 30,
                                  1996             1995

     Raw materials              $19,165           $17,588
     Work-in-process             43,312            26,406
     Finished goods              20,050             9,820
                                -------           -------
      Total inventories         $82,527           $53,814
                                =======           =======

For a discussion of certain risks associated with the Company's inventory, see "Certain Additional Business Risks" below.

Note 3.

Income taxes were computed based on provisions of Statement of Financial Accounting Standards No. 109. In the third quarter of fiscal 1996, the Company reevaluated its estimated annual tax rate for fiscal 1996 and adjusted its income tax provision to provide income taxes for certain taxable jurisdictions. The effective tax rate for the three and nine months ended June 30, 1996 differs from the statutory federal income tax rate primarily due to net operating income associated with certain foreign operations taxed at a higher rate with no benefit provided on net operating losses generated from other operations.

Note 4.

On March 29, 1996, the Company signed a definitive agreement to purchase certain assets, assume certain liabilities and acquire a non-exclusive license to intellectual property from Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. This transaction closed July 18, 1996. The purchase price includes a series of cash payments totaling approximately $10.0 million payable over several quarters, the last $2.0 million of which is due April 18, 1996, plus the assumption of certain liabilities estimated at approximately $1.0 million, and is allocated based on the estimated fair values of the equipment and assembled workforce acquired, and the liabilities assumed.


                           READ-RITE CORPORATION
     Notes to Consolidated Condensed Financial Statements (Continued)
                                (Unaudited)

Note 4. (Continued)

In determining the value of technology in development and related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9.0 million and was expensed in March 1996 as acquired in-process research and development. An intangible for assembled workforce was valued at $.8 million and will be amortized on a straight-line basis over its estimated useful life of two years.

Note 5.

In January 1995, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during the fiscal year ended September 30, 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of the current fiscal year at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the second quarter of fiscal 1996 for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions. None of these shares have been repurchased to date and repurchases are not presently permitted under certain of the Company's credit facilities.

Note 6.

On April 25, 1996, the Company entered into a three-year operating lease for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional office and support facilities may be constructed over the next several years. This lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) plus a margin, and requires the Company to comply with certain minimum financial covenants similar to those in the Company's revolving credit facility. The Company was not in compliance with one of the financial covenants as of June 30, 1996 but received a waiver of this non-compliance for the quarter ended June 30, 1996. In addition, the lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company is liable under the lease for approximately $10.7 million over the three year term, based on current LIBOR rates.

For a discussion of certain risks associated with the Company's credit facilities, see "Liquidity and Capital Resources" below.








                           READ-RITE CORPORATION
     Notes to Consolidated Condensed Financial Statements (Continued)
                                (Unaudited)


Note 7.

In June 1996, the Company entered into an agreement with a financial institution for an unsecured term loan in the amount of $50.0 million. The loan bears interest at the LIBOR rate plus a margin; interest is payable quarterly. Principal payments of $12.5 million are required on both June 30, 1999 and June 30, 2000, with the balance payable on June 30, 2001. The loan requires the Company to maintain certain financial ratios and comply with several other covenants. As of June 30, 1996, the Company was in compliance with the requirements of the loan.

For a discussion of certain risks associated with the Company's credit facilities, see "Liquidity and Capital Resources" below.

Note 8.

In response to the continued shift in the marketplace to newer technology products and the fact that the product programs the Company has been participating in using metal-in-gap ("MIG") technology reached end-of-life in the third quarter of fiscal 1996, the Company has decided to discontinue its MIG products and related manufacturing activities. As a result, the Company incurred a charge of approximately $4.7 million in the fourth quarter of fiscal 1996 associated with the termination of approximately 5,000 employees at its Philippines operations. The Company is in the process of evaluating its remaining personnel and capacity requirements in light of current business conditions and may incur additional charges related to severance, equipment and facilities.




                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the "safe harbor" created by those sections. The Company's actual results for future periods could differ materially from those projected in such forward
- - -looking information. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking information are discussed in "Certain Additional Business Risks" below.

Three and Nine Months Ended June 30, 1996 Compared with Three and Nine Months Ended June 30, 1995

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                     Three Months Ended  Nine Months Ended
                                            June 30,         June 30,
                                         1996     1995    1996     1995

Net sales                               100.0%   100.0%  100.0%   100.0%
Cost of sales                            95.2     74.1    82.7     76.5
                                        -----    -----   -----    -----
Gross margin                              4.8     25.9    17.3     23.5
                                        -----    -----   -----    -----
Operating expenses:
 Research and development                 5.4      3.5     4.9      3.5
 Selling, general and administrative      4.5      4.1     4.2      4.2
                                        -----    -----   -----    -----
    Total operating expenses              9.9      7.6     9.1      7.7
                                        -----    -----   -----    -----
Operating income (loss)                  (5.1)    18.3     8.2     15.8
Interest expense                          1.3      0.6     1.1      0.6
Interest income and other, net            1.2      0.4     1.0      0.3
                                        -----    -----   -----    -----
Income (loss) before income taxes and
 minority interest                       (5.2)    18.1     8.1     15.5
Provision for income taxes                3.1      4.2     3.9      3.7
                                        -----    -----   -----    -----
Income (loss) before minority interest   (8.3)    13.9     4.2     11.8
Minority interest in net income of
 consolidated subsidiary                  1.3      1.1     1.6      1.0
                                        -----    -----   -----    -----
Net income (loss)                        (9.6)    12.8     2.6     10.8
                                        =====    =====   =====    =====


Net Sales

Net sales for the three months ended June 30, 1996 were $238.3 million, a 5.8% decrease from net sales of $253.1 million for the three months ended June 30, 1995. The primary reason for the decrease in sales between the two periods was a decrease in average selling prices, partially offset by higher sales of MIG products.







                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Sales (Continued)

Net sales for the nine months ended June 30, 1996 were $795.7 million, an 11.4% increase over sales of $714.4 million for the comparable period in fiscal 1995. The increase in net sales for the current nine month period was primarily due to increases in customer demand for both thin film products and MIG products, partially offset by lower average selling prices. Although MIG unit sales for the current periods increased over levels in the previous year, in the third quarter of fiscal year 1996 the Company's MIG programs reached their end-of-life. Accordingly, the Company expects sales of MIG products in future periods to be minimal.

The Company has experienced declining sales during the second and third quarters of fiscal 1996. The primary reason for the decline in sales in these periods is the late release of several advanced inductive products for major customer programs. In addition, due to softening demand in the disk drive industry during the latter part of the third quarter of fiscal 1996, certain customers canceled and rescheduled deliveries of product, significantly reducing the Company's third quarter sales.

The Company expects sales for the fourth quarter of fiscal 1996 and for the first quarter of fiscal 1997 to be significantly lower than the $238.3 million reported for the third quarter of fiscal 1996. The primary cause for the decrease is due to the end-of-life for MIG products, which represented $48.2 million in the third quarter but are expected to be minimal as a percentage of total sales for future periods. Other factors contributing to the expected lower sales include slow ramping to volume production on several new product lines and softer demand within the industry.

The Company's sales continued to shift from head gimbal assemblies ("HGAs") to head stack assemblies ("HSAs") during the current quarter as these products were 33% and 66%, respectively, of net sales, compared to 50% and 47% for the quarter ended June 30, 1995. The Company expects HSAs to remain at approximately two-thirds of total sales for the fourth quarter of the current fiscal year.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" below.

Principal Customers:

(As a Percentage of Net Sales)    Three Months Ended     Nine Months Ended
                                       June 30,               June 30,
                                     1996   1995            1996   1995
Customer:
  Western Digital                    48.5%  38.2%           42.1%  38.3%
  Quantum                            27.4%  32.9%           30.2%  27.5%
  Maxtor                             10.7%  11.7%           12.1%  11.1%
  Seagate/Conner                      9.1%  11.2%            9.5%  12.6%
  All Others                          4.3%   6.0%            6.1%  10.5%






                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

The Company's gross margins are primarily influenced by average sales prices, process yields, the level of net sales in relation to fixed costs, product mix (newer products and HGAs typically generate higher margins than older products and HSAs), start-up costs associated with new product programs, and material costs. The Company's gross margins also reflect from time to time charges for inventory and for fixed assets related to end-of-life products.

As mentioned above, HSAs typically have lower gross margins than HGAs. HSAs consist of two or more HGAs and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components is a material percentage of the total cost of the HSA; the margin on such purchased components is substantially lower than the margin on HGAs produced by the Company. The combination of the respective margins on HGAs and non-HGA components and associated labor and overhead included in HSAs thus typically produces a significantly lower aggregate gross margin on HSA sales.

The Company's gross margin for the three months ended June 30, 1996 was 4.8% of net sales, compared to 25.9% for the same period in fiscal 1995. The decrease in the margin during the current quarter in comparison to the previous period is primarily attributable to a decrease in average selling prices, charges totaling $10.0 million for inventory and for fixed assets related to end-of-life products, the level of net sales in relation to fixed costs, a shift in the product mix toward HSAs and older products carrying lower margins, and significant start-up costs and lower yields associated with new programs.

The Company's gross margin for the nine months ended June 30, 1996 was 17.3% as a percentage of net sales, compared to 23.5% for the same period in fiscal 1995. The decrease in the margin is primarily attributable to declining average selling prices, a product mix weighted toward HSAs and older products, the level of net sales in relation to fixed costs, a one-time charge for the consolidation of the Company's San Diego operations to Northern California, charges for inventory and for fixed assets related to end-of-life products and significant start up costs and lower yields associated with new programs.

The Company expects its gross margin in the fourth quarter of fiscal 1996 to be less than the third quarter as a percentage of net sales due to expected significantly lower sales in relation to fixed costs for the reasons discussed above in "Net Sales" and due to anticipated low yields and high start-up costs on new programs. In addition, subsequent to June 30, 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees and incurred a charge of approximately $4.7 million in the fourth quarter of fiscal 1996 for related severance costs. The Company is in the process of evaluating its remaining personnel and capacity requirements in light of current business conditions and may incur additional charges related to severance, equipment and facilities.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" below.







                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and Development Expenses

Research and development ("R&D") expenses were $12.9 million, or 5.4% of net sales, for the three months ended June 30, 1996 compared to $8.8 million, or 3.5% of net sales, for the comparable period in 1995. R&D expenses were $39.1 million, or 4.9% of net sales, for the nine months ended June 30, 1996 compared to $25.2 million, or 3.5% of net sales, for the nine months ended June 30, 1995.

The increase for the three months ended June 30, 1996 over the three months ended June 30, 1995 was primarily due to increased monthly spending associated with planar recording technology. Expenses for the nine months ended June 30, 1996 were also higher than for the nine months of the previous fiscal year for this reason, as well as due to a $9.0 million charge taken in the second fiscal quarter of 1996 to reflect the original investment in planar technology. The Company expects R&D expenses in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 to be comparable in absolute dollars to those reported for the third quarter of fiscal 1996, and to be higher as percentage of net sales due to expected lower sales in such future quarters.

Selling, General & Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.5 million for the three months ended both June 30, 1996 and June 30, 1995. SG&A expenses were 4.5% of net sales for the current quarter compared to 4.1% for the previous period in 1995 due to the lower sales volume in the current quarter. SG&A expenses were $32.9 million, or 4.2% of net sales, for the nine months ended June 30, 1996 compared to $30.1 million, or 4.2% of net sales, for the same nine months in fiscal 1995.

The absolute dollar increase in SG&A expenses for the nine month period in 1996 over 1995 was primarily due to increased staffing and overhead to support the increased level of net sales and volume during the first half of the current fiscal year. The Company expects that SG&A expenses as a percent of net sales will increase for the fourth quarter of fiscal 1996 and for the first quarter of fiscal 1997 relative to the third quarter of fiscal 1996 due to expected lower sales in such future quarters.

Interest Expense

Interest expense was $3.0 and $9.1 million, respectively, for the three and nine months ended June 30, 1996, and $1.4 and $4.1 million, respectively, for the comparable periods in 1995. The increase in interest expense in the current periods is primarily due to the significant increase in the average amount of debt outstanding.

Interest Income and Other, Net

Interest income and other, net for the three months ended June 30, 1996 was $2.8 million, compared to $1.0 million for the comparable period in 1995. Interest income and other, net for the nine months ended June 30, 1996 was $8.4 million, compared to $2.5 million for the nine months ended June 30, 1995. Interest income and other, net is higher for the current periods primarily due to significantly higher cash balances.




                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Income taxes were computed based on provisions of Statement of Financial Accounting Standards No. 109. In the third quarter of fiscal 1996, the Company reevaluated its estimated annual tax rate for fiscal 1996 and adjusted its income tax provision to provide income taxes for certain taxable jurisdictions. The income tax provision for the first three quarters of fiscal 1996 was 48.3% compared to 23.5% in fiscal 1995. The higher effective tax rate for the nine months ended June 30, 1996 compared to the same period in fiscal 1995 is primarily attributable to higher net tax from foreign operations.

The effective tax rate for the three and nine months ended June 30, 1996 differs from the statutory federal income tax rate primarily due to net operating income associated with certain foreign operations taxed at a higher rate with no benefit provided on net operating losses generated from other operations.

Net Income (Loss)

The Company reported a net loss of $22.9 million for the three months ended June 30, 1996, or 9.6% of net sales, compared to net income of $32.3 million, or 12.8% of net sales for the same quarter of the previous fiscal period. The Company had net income of $20.9 million and $76.9 million for the nine months ended June 30, 1996 and June 30, 1995, or 2.6% and 10.8% of net sales, respectively. The percentage and absolute dollar decrease in net income in the current quarter over the same period during the previous fiscal year was principally due to the decrease in sales and gross margin and the increase in R&D expenses, partially offset by a lower provision for income taxes. The lower percentage and absolute dollar amount of net income for the nine months ended June 30, 1996 in comparison to the same nine months of the previous fiscal year is primarily due to a decrease in gross margin, increases in R&D spending and a higher provision for income taxes.

The Company expects to incur a greater loss during the fourth quarter of fiscal 1996 than in the third quarter due to the reasons discussed above in "Net Sales" and "Gross Margin."

Liquidity and Capital Resources

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $204.0 million, total assets of $1,003.8 million and total long-term debt, including the current portion, of $193.4 million. The Company's cash generated by operating activities was $162.1 million for the nine months ended June 30, 1996, compared to $147.1 million for the same nine-month period during the previous fiscal year.

The Company's business is highly capital intensive. During the nine months ended June 30, 1996, the Company incurred capital expenditures of approximately $218.1 million, compared to $125.8 million during the same nine-month period of the previous fiscal year. Capital expenditures have primarily been made to expand production capacity in Thailand and Malaysia, to expand wafer production in Milpitas, Fremont and Japan, and to support new manufacturing processes and new technologies, such as magnetoresistive ("MR") and planar technology. The Company plans total capital expenditures of approximately $275 million in fiscal 1996; however, to the extent yields for the Company's products are lower than expected, that demand for such products exceeds Company expectations, and/or that the Company's manufacturing process needs change significantly, such expenditures may increase. Conversely, if the adverse conditions currently affecting the Company's business continue, or if the

                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Company is unable to obtain adequate financing for such capital purchases, the planned expenditures may decrease. As of June 30, 1996, total commitments for construction or purchase of plant and equipment totaled approximately $104 million.

In January 1995, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during the fiscal year ended September 30, 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of the current fiscal year at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the second quarter of fiscal 1996 for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions. None of the shares have been repurchased to date under the last authorization and repurchases are not presently permitted under certain of the Company's credit facilities.

In September 1995, the Company completed the sale of $100 million in 7.53% Senior Notes due September 15, 2000 ("Notes") to a group of four insurance companies. Interest is paid semi-annually in March and September, beginning March 1996. Principal is payable in three equal installments on each of September 15, 1998, September 15, 1999 and September 15, 2000. The terms of the Note Purchase Agreement pertaining to the Notes (the "Purchase Agreement") require the Company to maintain certain financial ratios and observe a series of additional covenants, and place a limit upon the Company's ability to pay dividends. As of June 30, 1996, the entire $100 million represented by the Notes was outstanding, and the Company was in compliance with the covenants under the Purchase Agreement.

In December 1994, the Company and its lenders amended and restated the Company's $65 million Revolving Credit Facility ("Revolving Facility") to modify certain covenants and to extend the maturity date to October 1997. The Revolving Facility was amended in September 1995 to remove the security interest previously held by the banks in stock and intercompany receivables of the Company's subsidiary, Read-Rite International. The terms of the Revolving Facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying cash dividends without prior bank approval. The interest rate on borrowings under the Revolving Facility depend on the utilization of the Revolving Facility and are based, at the option of the Company, on interest rates based upon the base rate or LIBOR plus a margin. As of June 30, 1996, there were no borrowings outstanding against this line. The Company was not in compliance with three of the financial covenants as of June 30, 1996 but received a waiver of this non-compliance for the quarter ended June 30, 1996.










                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

On April 25, 1996, the Company entered into a three-year Operating Lease ("Lease") for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional office and support facilities may be constructed over the next several years. The Lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) plus a margin, and requires the Company to comply with certain minimum financial covenants similar to those in the Company's revolving credit facility (described above). The Company was not in compliance with one of the financial covenants as of June 30, 1996 but received a waiver of this non-compliance for the quarter ended June 30, 1996. In addition, the Lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company is liable under the Lease for approximately $10.7 million over the three year term, based on current LIBOR rates.

In June 1996, the Company entered into an agreement with a financial institution for an unsecured term loan ("Term Loan") in the amount of $50.0 million. The Term Loan bears interest at LIBOR plus a margin; interest is payable quarterly. Principal repayments of $12.5 million are required on both June 30, 1999 and June 30, 2000, with the balance payable at the maturity date on June 30, 2001. The Term Loan requires the Company to maintain certain financial ratios and comply with several other covenants. The Company was in compliance with the covenants under the Term Loan as of June 30, 1996.

While the Company was either in compliance with or obtained waivers for debt covenants as of June 30, 1996, based on current projections, the Company expects that it will not be in compliance with one or more financial covenants under the Notes, the Revolving Facility, the Lease and the Term Loan as of the end of the fourth quarter of fiscal 1996. Covenants under these credit facilities which the Company does not expect to meet include leverage ratios, tangible net worth requirements, and consolidated net income requirements. The Company is in the process of negotiating with its financial institutions to amend the covenants or obtain the appropriate waivers for the quarter ended September 30, 1996. There can be no assurance that the Company will be successful in obtaining these waivers and that the lenders will not elect to call the debts.

The Company believes that its current level of liquid assets, credit facilities, and cash generated from operations will be sufficient to fund its operations for the next twelve months. However, if industry conditions worsen, or if the Company does not consistently achieve timely customer qualifications on new product programs, or if the Company is unsuccessful at ramping up volume production on new product introductions, such as its MR program, the Company's financial condition and results of operations will be materially and adversely affected. In this case, or if the Company is not successful in obtaining the necessary waivers from its lenders during the fourth quarter of fiscal 1996, the Company's working capital and other capital needs will significantly increase. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. There can be no assurance, however, that such financing, if needed, will be available when required, or on terms and conditions acceptable to the Company.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's credit facilities prohibit payment of cash dividends.



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

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and price erosion. In addition, as demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, demand in the industry is highly variable and unpredictable. This variability was further demonstrated late in the quarter ended June 30, 1996 as significant orders were canceled and/or rescheduled by several customers with little or no advance warning.

The Company's primary revenues are derived from thin film inductive products, which require substantial resources for product development and manufacturing equipment to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its head, HGA and HSA technologies to meet industry demands, at competitive costs. In addition, the Company is dependent on a limited number of customers who have a limited number of large volume programs conducted at any given time, and faces strong competition among recording head manufacturers. The failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations. For example, during the second and third quarters of fiscal 1996 the Company incurred significant start-up costs on new product programs and did not achieve volume production on those programs necessary to absorb those costs, which in turn reduced both net sales and gross margins for the quarters. This issue is expected to materially and adversely impact the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 as well. See "Net Sales" and "Gross Margin" above.

The Company's MIG programs, which accounted for $48.2 million, or 20.2%, of the Company's sales for the third quarter of fiscal 1996, have reached their end-of-life and orders are minimal for future quarters. Due to the late introduction of new programs and the recent slow down in the disk drive industry, the Company has had difficulty in transitioning its MIG production facilities to more advanced products. This in turn has had a material adverse effect on the Company's business, financial condition and results of operations. Subsequent to June 30, 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees and incurred a charge of approximately $4.7 million in the fourth quarter of fiscal 1996 for related severance costs. The Company is in the process of evaluating its remaining personnel and capacity requirements in light of current business conditions and may incur additional charges related to severance, equipment and facilities.

The Company has invested, and will continue to invest, significant resources in product development and manufacturing equipment to support the Company's efforts to develop and introduce cost-competitive thin film MR heads. The Company was qualified on a MR program for a major customer during the third quarter of fiscal 1996 and began to ramp up volume production. There can be no assurance, however, that the Company will be successful in such volume production, or will timely and cost-effectively develop and manufacture in volume and at acceptable yields MR heads necessary to achieve consistent design-in wins or profitability.

                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

In March 1996, the Company entered into an agreement to acquire a nonexclusive license to the intellectual property of Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The Company believes that it can extend recording areal densities beyond conventional thin film inductive designs by combining the planar technology acquired with the Company's proximity recording technology and manufacturing processes. However, there can be no assurance that the Company will be successful in this new technology or that it will be able to transition the technology into commercially viable volume production.

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

Over the past four fiscal years, the Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company anticipates capital expenditures in fiscal 1996 to be approximately $275 million, compared to $185 million for fiscal 1995. There can be no assurance, however, that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in the latter half of fiscal 1993, or during the third and fourth quarters of fiscal 1996, when net sales decline period to period.

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












                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial yield loss, and in some cases, cause production to be suspended. Yields for new products initially tend to be low as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company's ramps to full production. The Company's forward product pricing reflects this assumption of improving yields; as a result, material variances between projected and actual yields have a direct effect on the Company's gross margins and profitability. The difficulty of forecasting yields accurately and maintaining cost competitiveness through improving yields will continue to be magnified by ever-increasing process complexity and by the compression of product life cycles, which requires the Company to bring new products on line faster, and for shorter periods, and yet maintain acceptable yields and quality, without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher yields and declining costs.

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates and photoresist, and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, financial condition and results of operations.

The Company is continuing its efforts to broaden its customer base. However, given the small number of high-performance disk drive manufacturers who require an independent source of HGA or HSA supply, the Company's dependence on a limited number of customers is expected to continue. As demonstrated by the significant reduction in the level of the Company's business in the second half of fiscal 1993 and the cancellations and reschedules at the end of the third quarter of fiscal 1996, the loss of any large customer, or a significant decrease in orders from one or more large customers, would have a material adverse effect on the Company's business, financial condition and results of operations.

Moreover, given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's sales and operating results. For example, Seagate Technology, Inc. ("Seagate"), a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation in fiscal 1995, and also recently completed the acquisition of Conner Peripherals, Inc., a major customer of the Company. As a result, Seagate has significantly reduced its future orders with the Company, and is not expected to be a significant percentage of the Company's total sales in the future as Seagate has significant internal disk and tape head manufacturing capacity.

Further, Singapore Technologies recently acquired the disk drive operations of Micropolis, while Hyundai recently acquired Maxtor. Though the Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership; however, there can be no assurance that these customers will continue the prior practice of purchasing a significant quantity of their respective head requirements from the Company.


                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations. While this integration has to date not had a material adverse effect on the Company's thin film head operations, there can be no assurance that Quantum will continue to purchase a significant portion of its head requirements from the Company, particularly as Quantum transitions its drive programs to MR technology, the primary focus of Quantum's internal head operations. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

The Company faces intense competition within the industry. Most recently, in July 1996, IBM announced a plan to expand its disk drive business by selling to original equipment manufacturers ("OEM"). IBM intends to invest $380 million in their MR technology to increase manufacturing volumes for potential sales to customers starting next year. Historically IBM has been a vertically integrated company, producing heads only for internal use, but by entering the OEM market, IBM could be a substantial competitor for the Company's existing sales base.

The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. The Company experienced significant cancellations in the third quarter of fiscal 1993 and again during the third quarter of fiscal 1996.

As a result of the above factors, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories and provides inventory reserves intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's financial condition and results of operations. For example, in the third quarter of fiscal 1993, the Company incurred inventory write-down provisions of approximately $10.0 million due to the bankruptcy filing of one customer and order cancellations from customers due to reduced demand. During the third quarter of fiscal 1996, the Company reserved approximately $10.0 million for inventory and for fixed assets related to end-of-life products.

                           READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (Continued)

While the Company has taken certain charges and otherwise established inventory reserves, there can be no assurance that the Company will not be required to take additional inventory charges due to the Company's inability to obtain necessary product qualifications or to further cancellations by customers.

The Company has experienced substantial fluctuations in quarterly operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales will generally be made pursuant to individual purchase orders which may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. During disk drive industry downturns, as has occurred in the third quarter of fiscal 1996, and more severely in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced revenues and gross margins and, at times, generated operating
losses.   The  Company  expects periodic fluctuations  will  occur  in  the future.

The Company has from time to time been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

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







                           READ-RITE CORPORATION




PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit Number    Description


        3.1      Restated  Certificate  of  Incorporation  of   Read-Rite
                 Corporation; Certificate of Amendment of Restated Certificate of Incorporation of Read-Rite Corporation

        3.2 Bylaws of Read-Rite Corporation (as amended and restated August 8, 1991); Amendment to Bylaws

       10.3 Amended and Restated 1995 Director Option Plan and form of Option Agreement

       10.42 Term Loan Agreement Between Read-Rite Corporation as Borrower and Financial Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated June 28, 1996

       11.1      Statement Regarding Computation of Earnings Per Share

       27        Financial Data Schedule (electronic filing only)

(b)   Reports on Form 8-K

      No  Reports on Form 8-K were filed during the quarter ended
      June  30, 1996.









                           READ-RITE CORPORATION

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














Date:  August 13, 1996        /s/  John T. Kurtzweil
                               John T. Kurtzweil
                               Vice President, Finance and
                               Chief Financial Officer









                           READ-RITE CORPORATION

                             Index of Exhibits


Exhibit No.   Description                                          Page No.


       3.1    Restated  Certificate  of  Incorporation  of              24
              Read-Rite Corporation; Certificate of Amendment of Restated Certificate of Incorporation of Read-Rite
              Corporation

       3.2    Bylaws  of Read-Rite Corporation (as amended and          29
              restated August 8, 1991); Amendment to Bylaws

      10.3    Amended and Restated 1995 Director Option Plan            47
              and form of Option Agreement

      10.42   Term Loan Agreement Between Read-Rite Corporation         59
              as Borrower and Financial Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated June 28, 1996

      11.1    Statement Regarding Computation of Earnings Per Share    104

      27      Financial Data Schedule (electronic filing only)