Form 10-K405
period 1996-09-30
READ RITE CORP /DE/
filed 1996-12-20
CIK 819480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996*

                        COMMISSION FILE NUMBER: 0-19512
                            ------------------------

                             READ-RITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2770690
          (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
 345 LOS COCHES STREET, MILPITAS, CALIFORNIA                       95035
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       Registrant's telephone number, including area code: (408) 262-6700
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on November 29, 1996) was $1,033,262,280. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 29, 1996 was 46,986,610.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held February 25, 1997 are incorporated by reference into
Part III of this Form 10-K.
---------------

* For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on September 30th. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the last Sunday of September of each year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's plans to introduce planar heads, to increase its magnetoresistive ("MR") thin film head production and to transition its Philippines facilities to planar slider fabrication and planar and thin film back-end assembly operations, and the Company's belief that its liquid assets, credit facilities and cash generated from operations are sufficient to fund its operations in fiscal 1997. Actual results for future periods could differ materially from those projected in such forward-looking statements. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements are failure by the Company to continue to execute on planar or MR development, to timely and cost-effectively introduce its initial planar programs and future inductive and MR programs into manufacturing and to obtain necessary customer qualifications on those programs, and changes in business conditions affecting the Company which significantly increase the Company's working capital needs. See also "Certain Additional Business Risks" on pages 10 through 14 below and other risk factors discussed elsewhere in this report.

GENERAL

     Read-Rite Corporation ("Read-Rite" or the "Company") is the world's leading independent supplier of magnetic recording heads for rigid disk drives. The Company supplies magnetic recording heads as head gimbal assemblies ("HGAs"), and for certain of its customers incorporates multiple HGAs into headstack assemblies ("HSAs"). The Company's products are sold primarily for use in 3.5" form factor rigid disk drives. Read-Rite believes it supplies HGAs and HSAs for a broader range of disk drive products than any other independent supplier.

     During fiscal 1996, the Company supplied HGAs in volume for 35 different disk drive products to 6 customers, and supplied HSAs in volume for 26 different disk drive products to 4 customers. In fiscal 1996, the Company sold on average approximately 25.8 million HGAs per quarter (including HGAs incorporated into HSAs), and approximately 3.3 million HSAs per quarter.

     Read-Rite also produces thin film MR tape heads for use in quarter-inch cartridge ("QIC") tape drives in the 700 megabyte ("MB") to 4 gigabyte ("GB") range per cartridge. During fiscal 1996, the Company supplied QIC tape heads in volume for 6 different products to 3 customers. Tape heads accounted for approximately 1% of the Company's net sales in fiscal 1996.

     The Company's primary customers in fiscal 1996 were Western Digital Corporation ("Western Digital"), Quantum Corporation ("Quantum"), and Maxtor Corporation ("Maxtor"), representing 43%, 29%, and 12%, respectively, of the Company's net sales.

     The Company's principal wafer manufacturing facilities are located at its headquarters in Milpitas, California, and in Fremont, California. Read-Rite SMI Corporation ("Read-Rite SMI"), the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo"), operates a wafer manufacturing facility near Osaka, Japan, subcontracts head or "slider" fabrication and HGA assembly to the Company's Thailand subsidiary and to Read-Rite SMI's own Thailand subsidiary, Read-Rite SMI (Thailand) Co., Ltd. ("RRST"), and sells finished HGAs primarily to Japanese customers. The Company has its primary thin film slider fabrication and HGA assembly facilities in Bangkok, Thailand, and its primary thin film HSA assembly facilities in Penang, Malaysia and Manila, the Philippines. The Company also has a sales and customer support office in Singapore, and a sales support office in Colorado. The Company manufactures wafers for tape heads at its Milpitas facility; all tape head assembly is performed in the Philippines.

     In response to the continued shift in the marketplace to newer technology products and the fact that the product programs the Company had been participating in using metal-in-gap ("MIG") technology reached end-of-life, in the third quarter of fiscal 1996 the Company discontinued its MIG products and related manufacturing activities. MIG programs accounted for $174 million, or 18%, of the Company's sales for fiscal 1996.

     Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985. The Company's executive offices are located at 345 Los Coches Street, Milpitas, California 95035, telephone number (408) 262-6700.

     For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks" on pages 10 through 14 below.

COMPANY STRATEGY

     Personal computer end-user demand and non-personal computer applications such as network servers (intranet and Internet), workstations, mainframes, video on demand, voicemail and multimedia services are driving the computer industry's demand for greater performance and higher data storage capacity. In fiscal 1994, the capacity for a single disk, 3.5" drive increased from approximately 270 megabytes ("MB") to approximately 420 MB; this capacity increased to approximately 635 MB by the end of fiscal 1995, and to greater than 1 gigabyte ("GB") by the end of fiscal 1996. The rapid introduction of new, higher performance products shortens product life cycles and places significant pricing pressure on hard disk drives and drive components, including recording heads. The Company expects this trend to continue for the foreseeable future.

     To be competitive in this demanding environment, the Company must collaborate with its customers as well as media, channel electronics and test equipment suppliers to ensure critical co-developments proceed in a timely manner. The Company must also continually design new product platforms to accommodate a broad range of customer requirements while minimizing engineering effort and manufacturing costs. In addition, it is critical that the Company achieve continuous and timely design-in qualifications to become the primary supplier for customer programs. Although disk drive manufacturers commonly qualify more than one supplier, early design-in wins are important to become a primary supplier.

     To address these issues, the Company has focused and will continue to focus on technology advancement, customer satisfaction and cost efficiency. During fiscal 1996, the Company continued development of improved process technologies, including ion milling, focused ion beam processes, advanced sputtering techniques and equipment, slider fabrication processes and implementation of such technologies as reactive ion etching and new tester technology. The Company is in its fourth generation of its "Tripad" proximity recording heads and has continued development of other thin film technological advances necessary for higher performance rigid disk drives, including additional air bearing designs such as sub-ambient (or negative) pressure and transverse pressure contour designs, and the pico slider form factor (approximately 30% of the size of the original minislider, and approximately 60% of the size of the current generation nanoslider).

     During fiscal 1996, the Company was qualified on two customer programs for a new generation of thin film heads for rigid disk drive applications utilizing MR data detection, and reached volume MR production, shipping over 2 million MR HGAs in the fourth quarter. The Company's products for these programs support areal densities of approximately 1.3 GB per 3.5" disk; the Company is also providing samples of its MR head designs at approximately 1.7 GB capacity per 3.5" disk to certain of its customers and is seeking customer qualifications on additional MR disk drive programs. The Company will continue to place significant emphasis on MR product development and production processes and capabilities with a goal of increasing volume production and yields. There can be no assurance that the Company will be successful in attaining these goals.

     Also during fiscal 1996, the Company entered into an agreement to acquire a non-exclusive license to the intellectual property of Censtor Corporation ("Censtor"), a developer of planar pseudo-contact and contact recording technology for disk drives. In a planar head, the read-write transducer is in the horizontal plane, or parallel, to the media; in a conventional thin film head, the transducer is in the vertical plane, or perpendicular to the media. In an effort to extend the recording areal densities of its conventional thin film inductive designs, the Company is combining planar technology with its Tripad proximity recording technology and existing thin film manufacturing processes. The Company is currently in the process of obtaining qualifications from customers for planar products, with volume production targeted for the middle of fiscal 1997. However, there can be no assurance that the Company will be successful in this new technology, that it will obtain the necessary customer qualifications for planar heads, or that it will be able to transition planar technology into commercially viable volume production.

     Throughout fiscal 1996, the Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships. The Company has implemented, and is continuing to implement, a series of programs to enhance customer satisfaction. Business units have been established for major customers to provide dedicated teams that are responsive to the specific needs of each customer. The teams provide focused improvements in new product introductions, including design support, prototype production, and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's strategic technology plan to translate customer requirements into product platform specifications and to develop strategies for achieving those specifications. This customer focus and close collaboration should help facilitate early design-in wins and improve the Company's ability to timely reach volume production.

     The Company also continues to focus on improvements for cost efficiencies through concerted manufacturing engineering efforts, most importantly yield improvements and increased density in sliders per wafer.

PRODUCTS

     An HGA consists of a magnetic recording head attached to a flexure, or suspension arm, and a wire/tubing assembly. A number of HGAs can be combined with an actuator for positioning the HGAs, a coil assembly and a flexible circuit board assembly to form an HSA. The remaining principal components of rigid disk drives are disks, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly which rotates the disks at high speed within a sealed enclosure. The heads, attached to and positioned by the movable actuator, "fly" above both sides of each disk, or, as in the case of the Company's "Tripad" products, operate in intermittent contact ("pseudo-contact") with the disk. The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of at least one disk. The heads record or retrieve data from tracks pre-formatted in the magnetic layer of each disk.

     The principal elements of QIC tape drives are magnetic read/write heads and electronics for read/write, motion control, and system interface functions. Data cartridges contain tape motion and guidance mechanisms.

  HEAD GIMBAL ASSEMBLIES

     Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs and assemble, or have assembled, their own HSAs. The Company supplied HGAs in volume for 35 different disk drive products to 6 customers during fiscal 1996 as HGAs accounted for approximately 41% of the Company's net sales for the year. The Company presently manufactures in volume two types of heads for rigid disk drives: thin film inductive and thin film MR.

  THIN FILM INDUCTIVE

     Inductive thin film heads are produced with manufacturing processes adapted from semiconductor manufacturing operations. Thin films of highly permeable magnetic material are deposited on a non-magnetic substrate to form the magnetic core, and electrical coils are electroplated in a pattern which has been imprinted through photolithographic techniques. This process facilitates miniaturization, reduces electrical inductance and enhances manufacturing precision.

  THIN FILM MR

     The Company is now producing in volume MR thin film heads at capacities of approximately 1.3 GB per 3.5" disk. MR heads consist of a magnetoresistive read element and an inductive write element. The MR read element incorporates certain materials whose electrical resistances change in a magnetic field. In the read mode, as the MR head flies over a previously written region on the disk, the magnetic field generated by the directionally magnetized region causes a change in electrical resistance. This change can be sensed or read by the drive's electronic circuitry. MR heads have the ability to read data at lower media velocities and narrower track widths than inductive heads. The ability to read at lower media velocities improves performance as disk drives become smaller, because the surface velocity of a disk turning at the same number of revolutions per minute is reduced as the diameter of the disk decreases. Narrower track widths enable higher density magnetic recording, i.e., greater capacity per square inch.

  HEADSTACK ASSEMBLIES

     The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. The Company conducts all of its volume HSA production in its Malaysia and Philippines facilities.

     The Company supplied HSAs in volume for 26 different disk drive products to 4 customers during fiscal 1996 as HSAs accounted for approximately 57% of the Company's net sales for the year. During fiscal 1996, the Company saw a significant shift from HGAs to HSAs as these products represented 34% and 63%, respectively, of net sales for the fourth quarter of 1996, compared to 52% and 46% for the fourth quarter of fiscal 1995. The Company expects HSAs to remain at approximately two-thirds of total net sales for fiscal 1997.

  TAPE HEADS

     Since fiscal 1994, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings, and is the leading independent producer of MR tape heads for use in QIC tape drives in the 700 MB to 4 GB range per cartridge. During fiscal 1996, the Company supplied QIC tape heads in volume for 6 different products to 3 customers. Tape heads accounted for approximately 1% of the Company's net sales for the year. The Company's primary tape head customers in fiscal 1996 were Colorado Memory Systems (a subsidiary of Hewlett-Packard), Exabyte Corporation and Seagate.

  FERRITE METAL-IN-GAP

     The Company's MIG programs, which accounted for $174 million, or 18%, of the Company's net sales for fiscal 1996, reached their end-of-life during the third quarter and orders are expected to be minimal for future periods. As a result, the Company incurred charges in fiscal 1996 associated with the termination of approximately 5,000 employees in the Philippines, the shutdown of one of its facilities there, and the write-off of related equipment. In addition, the domestic operations of Sunward Technologies, Inc. ("Sunward"), a wholly owned subsidiary, were relocated from San Diego, California to Northern California during fiscal 1996. See Note 4 in "Notes to Consolidated Financial Statements."

MANUFACTURING

     Read-Rite's operating results are highly dependent upon its ability to produce large volumes of magnetic recording heads at acceptable yields. The Company's manufacturing process for thin film heads is divided into four main areas: wafer fabrication, slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. For tape heads, the Company s manufacturing process consists of wafer fabrication, wafer slicing, and assembly and testing.

  WAFER FABRICATION

     The Company presently fabricates wafers at its Milpitas and Fremont, California facilities and at Read-Rite SMI's facility near Osaka, Japan. The Company's Fremont facility produces 6" square wafers (versus 4" wafers currently produced in its Milpitas facility and at Read-Rite SMI), increasing the unyielded per wafer slider count from approximately 5,400 to over 12,500 nanosliders, and in fiscal 1996 produced approximately 36% of the Company's total slider output.

  SLIDER FABRICATION/WAFER SLICING

     The Company machines or slices wafers (other than for prototypes) primarily at its and Read-Rite SMI's Thailand facility. The machining process is accomplished in five phases. First, diamond saws cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper throat height using an automated, multi-stage lapping process. Third, the Company employs photolithography, ion milling, focused ion beam equipment and other processes to form the final pole geometries of the device. Fourth, the Company uses a variety of processes to define and shape the air bearing surfaces of the individual sliders in each row. Finally, the rows are cut into individual sliders.

  HGA ASSEMBLY AND TESTING

     The Company presently performs volume thin film HGA assembly and testing at its Thailand facilities. The Company plans to commence planar slider fabrication, HGA assembly and HSA assembly at its Philippines facilities during fiscal 1997, and is thus making the necessary investments in these facilities to accommodate these new processes. There can be no assurance, however, that the Company will be successful in reaching volume production of planar heads, or that the Company will achieve necessary customer qualifications on its planar designs.

     In HGA assembly, wire elements or flexible circuitry are attached to bond pads on the slider and the slider is then bonded to the stainless steel flexure/suspension. The Company then tests the head's read/write capability (for signal strength, pulse shape, over-write and error rate) and the circuit integrity of the magnetic elements. The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs do not meet specifications.

  HEADSTACK ASSEMBLY AND TESTING

     The Company assembles substantially all of its HSAs (other than prototypes) at its facilities in Malaysia and the Philippines. HSAs consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit and may include other miscellaneous parts such as bearings, a voice coil and a connector, depending on the design of the customer's disk drive.

     The Company has made significant investments in its HSA operations in Malaysia and the Philippines. The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, slower inventory turns, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. There can be no assurance that the Company's HSA operations will be successful; the failure of such operations would have a material adverse effect on the Company's business, operating results and financial condition.

     The cost of purchased components incorporated into the Company's HSAs represents a substantial percentage of the total cost of manufacturing such products. Accordingly, the Company's ability to maintain adequate margins in the face of constant price erosion is principally a function of its ability to obtain price reductions from its component vendors, to continuously improve yields and to improve productivity. There can be no assurance that the Company will be able to achieve component cost levels, yields and productivity levels necessary to maintain adequate HSA margins.

  TAPE HEAD

     After the Company's tape head wafers are fabricated in its Milpitas facility, they are high-speed probed for their electronic and magnetic characteristics, and mapped for later sorting. The wafers are sliced into rows and then individual elements by subcontractors in the Far East; individual units are then shaped to produce the contoured surface over which the tape media passes.

     After the tape wafers are sliced and shaped into individual MR devices, they are assembled into a body and carriage mount and a flexible cable is attached; the final unit is dynamically tested prior to shipping. The Company now performs all of its tape head assembly operations at its facilities in the Philippines.

CUSTOMERS, MARKETING AND SALES

     The Company's primary customers are Western Digital, Quantum, and Maxtor. These customers represented 43%, 29%, and 12%, respectively, of the Company's net sales for fiscal 1996. Given the small number of high performance disk drive and QIC tape drive manufacturers who require an independent source of HGA or HSA supply, the Company expects its dependence on a relatively limited number of customers to continue. The loss of any large customer, or a significant decrease in orders from one or more large customers, would have a material adverse effect on the Company's business, financial condition and results of operations. For a discussion of additional risk factors associated with the Company's customer base, see "Certain Additional Business Risks" on pages 10 through 14 below.

     Disk drive and tape drive manufacturers offer a variety of products with differing design, performance and cost characteristics. Magnetic recording head vendors, such as the Company, work with manufacturers to determine the performance characteristics required for the heads to be used in new designs and develop customized heads and HSAs for each program. Head vendors seek to have their heads "designed in" to a particular program and to be qualified as a primary supplier for new programs. The development and commencement of production of head products for new programs involve major expenditures for product design, production engineering and capital equipment. Production processes must also be adjusted to accommodate the unique specifications of each new design. As manufacturers introduce new programs, the Company must seek to qualify its heads in these new programs, requiring continual significant expenditures of time and resources. Additionally, these new programs typically require the development of new head technologies or enhancements to existing platforms to address ever-higher performance criteria. These conditions place a significant burden on the Company to assess properly the developments in the industry and to market and sell products successfully to changing or emerging market leaders.

     The Company continues to seek close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier of HGAs, HSAs and tape heads for new programs. Read-Rite believes that winning early design-in qualifications is critical, particularly in light of the rapid migration toward higher capacity disk drives and the shorter life cycles of such products. Failure by the Company to execute consistently on product design-ins would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The disk drive industry is intensely competitive, both at the drive level and component level, and is characterized by substantial price declines over the useful life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of new technologies and price for a given technology. Other significant factors are customer support, product quality and the ability to reach volume production rapidly. Failure to execute in any of these factors can have a material adverse effect on the Company's revenues and gross margins, as it has affected the Company in fiscal 1996. See "Certain Additional Business Risks" on pages 10 through 14 below.

     The Company believes that TDK/SAE, Yamaha Corporation ("Yamaha"), and Applied Magnetics Corporation ("AMC") are currently the Company's primary competitors among independent magnetic recording head manufacturers, and that Seagate is currently the Company's primary competitor in the merchant market among "captive" head manufacturers. The Company's primary MR tape head competitors are Herald Datanetics and Seagate. Silmag, a France based company, is the Company's principal competitor in planar technology products. Japanese competitors, such as TDK/SAE and Yamaha, have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular. Other Japanese companies, including Sony, ALPS and Nippon Metal Mining, have developed or are developing thin film head technology and could bring this technology to the market in the future.

     IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability such as NEC and Fujitsu generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. As indicated above, Seagate is the Company's primary competitor among captive head manufacturers. Further, IBM made a series of announcements during 1996 regarding its plans to invest $1.32 billion, including investments in its MR technology, to expand its disk drive and disk drive components business by selling to original equipment manufacturers ("OEM") starting in 1997. Historically, IBM has been a vertically integrated company, producing heads only for internal use, but by entering the OEM market, IBM could be a substantial competitor for the Company's existing sales base. The Company's competitive position could be materially and adversely affected if IBM is successful in marketing its advanced MR products in the merchant market at competitive pricing.

     In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers such as TDK/SAE, MKE, AMC, Tandon, Kabool and Kaifa. The HSA business is far less capital intensive than the thin film HGA business, thus making entry into the HSA manufacturing business easier than entry into the thin film HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

     Finally, new technologies, including extensions of existing thin film head technology such as contact, near-contact, pico, planar, MR, or giant MR ("GMR") heads may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film heads now in commercial production, and other manufacturers may already have or may develop, more advanced MR technology or MR production capability than the Company. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drives which do not utilize the Company's products. The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

     The Company's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and yields.

     In addition to the Company's current focus on increasing the performance of its inductive and "contiguous junction" MR heads, the Company is also pursuing longer-term development to extend the areal density capabilities of MR heads, development of spin valve heads, as well as development of GMR heads. In October 1996, the Company was named a 1996 R&D 100 award recipient for a cooperative development with the Department of Energy for the development and fabrication of "Ultra-High Density Magnetic Sensors" thin film heads with increased storage densities using the GMR effect. This technology should allow more information to be stored on computer hard disks than does current technology.

     As part of the Company's strategy to capitalize on its core competencies of thin film technology, miniaturization, micro-machining, and high volume, low cost manufacturing while diversifying its product offerings and customer base, the Company has recently made investments in three new technologies. The first, the investment in Censtor planar technology, is discussed above under "Business -- Company Strategy."

     The second investment was in magneto-optical data storage. During fiscal 1996, the Company signed a Memorandum of Understanding with, and made a minority investment in, Quinta Corporation ("Quinta"), a data storage development company. Subsequent to year end, the parties signed an agreement to design and develop a new generation of recording heads and HGAs combining magnetic and optical data storage technologies. The agreement calls for additional equity investments in Quinta by the Company and non-recurring engineering payments by Quinta to the Company, includes cross licenses with royalty provisions and is intended to lead to a supply arrangement whereby the Company supplies flying magneto-optical recording heads and HGAs to Quinta for incorporation into magneto-optical disk drives.

     Third, during fiscal 1996, the Company also made a minority equity investment in, and obtained a limited license from, Tessera, Inc. ("Tessera"), a developer of advanced electronics packaging for semiconductors. The agreement grants the Company a royalty-free license to manufacture and sell "TCMT," the flexible "tape" necessary to the Tessera packaging process. The agreement also grants the Company the right to obtain, subject to licensee fees and additional royalties, licenses to Tessera's assembly technology and batch processes.

     There can be no assurance that the Company will be successful in developing any of these new technologies or that if successful, it will be able to obtain qualifications in customer programs or transition the technologies into commercially viable volume production.

     In fiscal 1996, 1995 and 1994, the Company's research and development expenses were $52.2 million, (which includes a $9.0 million charge for the acquisition of planar technology), $41.8 million (including a $2.4 million investment in Redwood MicroSystems Inc. ("Redwood") and a $4.6 million write-off associated with certain license rights acquired from Kyushu Matsushita Electric So., Ltd. ("KME")), and $25.5 million, respectively.

BACKLOG

     The Company's sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for disk drive manufacturers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. Accordingly, the Company does not believe its backlog is an accurate measure of sales or operating results for any future period. The Company's backlog of purchase orders requesting delivery within six months was approximately $194.8 million as of September 30, 1996, compared to $369.5 million as of September 30, 1995.

STRATEGIC ALLIANCE WITH SUMITOMO

     In June 1991, the Company established a strategic alliance with Sumitomo, a leading Japanese industrial company, including an investment by Sumitomo in the Company and the establishment by the two companies of a joint venture, Read-Rite SMI, in Japan. Substantially all of Read-Rite SMI's sales in fiscal 1996 and 1995 were to MKE, a subcontractor to Quantum.

     In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI as part of a series of agreements pursuant to which Read-Rite SMI licensed from the Company the Company's MR technology, sublicensed from the Company the technology licensed from KME in the fourth quarter of fiscal 1993, and agreed to share with the Company certain ongoing MR technology research and development costs. The Company and Read-Rite SMI have also agreed to amend and restate their principal license agreement effective September 1996 to include additional technologies, including spin valve and GMR, and to eliminate royalty provisions. The Company and Read-Rite SMI have also agreed to a separate sublicense for planar technology providing for both a license fee and running royalties. Finally, the Company and Read-Rite SMI have agreed to an ongoing cost sharing arrangement allowing the parties to share equitably in their collective research and development expenditures.

     The Company has retained a majority voting interest in Read-Rite SMI; however, all material corporate actions require a supermajority of Read-Rite SMI's Board of Directors, and thus the consent of both the Company and Sumitomo. Further investments in Read-Rite SMI beyond current amounts are expected to be borne equally by the Company and Sumitomo.

     As a result of the June 1991, December 1993 and November 1996 transactions, the Company and Read-Rite SMI have cross-licensed all of their respective thin film inductive, MR, spin valve, GMR and planar technology owned or developed during the term of the original joint venture agreement relating to the manufacture of thin film heads for disk drives. Read-Rite SMI has the exclusive right to distribute products of either Read-Rite SMI or the Company to customers for integration into disk drives in Japan and to Japanese customers for integration into rigid disk drives throughout the remainder of the world other than North America. The Company has the exclusive right to distribute products of either the Company or Read-Rite SMI for integration into rigid disk drives in North America and throughout the rest of the world, other than in Japan or by Japanese customers outside North America.

     Although the Company believes Read-Rite SMI provides important advantages to the Company, there can be no assurance that there will continue to be strong market demand in Japan for thin film heads manufactured by independent suppliers, that Read-Rite SMI will continue to be successful in supplying heads to MKE, or that Read-Rite SMI will be successful in further penetrating the Japanese market. The failure of Read-Rite SMI to remain a principal supplier to MKE or to obtain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Read-Rite regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has a number of patents with expiration dates ranging from 2011 to 2015, and additional applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry for certain uses of the companies' respective patents.

     Read-Rite believes that its success depends on the innovative skills and technical competence of its employees and upon proper protection of its intellectual properties. Despite Read-Rite's protective measures, there can be no assurance that such measures will be adequate to protect its proprietary rights or that the Company's competitors will not independently develop or patent technologies that are equivalent or superior to the Company's technology.

     The Company has from time to time been notified of claims that it may be infringing patents owned by others. For example, in response to a claim by the Company of infringement of certain Company patent rights, a competitor of the Company has counterclaimed certain of its own patent rights against the Company. To date there is no litigation arising out of these claims. The Company is negotiating with this competitor and believes it is unlikely the outcome of these claims will have a material adverse effect on the Company's financial position or results of operations. To the extent the Company receives additional claims of infringement from others in the future, where necessary or desirable the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

EMPLOYEES

     As of September 30, 1996, the Company had 19,507 employees, including 1,950 in the United States, 10,318 in Thailand, 3,574 in Malaysia, 3,348 in the Philippines, 296 at Read-Rite SMI, and 21 at the Company's sales and customer support offices in Singapore. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are represented by a labor union.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, to the treatment of water used in manufacturing, and to air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not to date suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations which use hazardous materials. The Company's failure to comply with present or future regulations, or to obtain all necessary permits required under such regulations, could subject it to significant liability and financial penalties (possibly resulting in production suspension or delay), restrict the Company's ability to expand or operate at its locations in California or its locations in Thailand, Malaysia, Japan and the Philippines, restrict the Company's ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company uses a significant amount of water in its manufacturing process. As a result of drought conditions in California in several past years, water use restrictions were imposed on many manufacturers in the state. Although the Company is currently under no specific water use restrictions, future drought conditions could cause the state or local authorities to mandate higher fees and/or reductions in water usage allocations. In such event, any such reductions could restrict the Company's level of production and adversely affect the Company's business, financial condition and results of operations.

     During fiscal 1996, the Company's subsidiary located in Thailand became the first company in the disk drive industry worldwide to receive ISO 14001 certification. Certification is made by the International Organization for Standardization, and looks at environmental management systems and addresses the needs of a broad range of interested parties and evolving needs of society for environmental protection. The organization looks at continual improvement of the company's environmental policy: planning, implementation and operation; checking and corrective action; and management review. Surveillance audits are conducted by an independent body on a semi-annual basis for three years; after that period has passed a re-certification is required.

CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and price erosion. In addition, as demonstrated late in the quarter ended June 30, 1996 as significant orders were canceled and/or rescheduled by several customers with little or no advance warning, demand for the Company's products is highly variable. This variability was previously demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

     During fiscal 1996, the Company produced HGAs in volume for 6 customers, HSAs in volume for 4 customers and tape drive products in volume for 3 customers. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a limited number of customers to continue. As demonstrated by the significant reduction in the level of the Company's business late in fiscal 1996 and in the second half of fiscal 1993, the loss of any large customer, or a significant decrease in orders from one or more large customers, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation in fiscal 1995, and in fiscal 1996 completed the acquisition of Conner Peripherals, Inc. ("Conner"), a major customer of the Company. As a result, Seagate has significantly reduced its future orders with the Company, and is not expected to account for a significant percentage of the Company's total sales in the future as Seagate has significant internal disk and tape head manufacturing capacity. Further, in fiscal 1996, Singapore Technologies acquired the disk drive operations of Micropolis, while Hyundai completed its acquisition of Maxtor. While the Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership, there can be no assurance that these customers will continue purchasing a significant quantity of their respective head requirements from the Company.

     Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations. While this integration has not had a material adverse effect on the Company's thin film head operations to date, there can be no assurance that Quantum will continue to purchase a significant portion of its head requirements from the Company, particularly as Quantum transitions its drive programs to MR technology, the primary focus of Quantum's internal head operations. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

     The Company's primary revenues are derived from thin film inductive products, which require substantial resources for product development and manufacturing equipment to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its head, HGA and HSA technologies to meet industry demands, at competitive costs. In addition, the Company is dependent on a limited number of customers who have an increasingly limited number of large volume programs conducted at any given time, and faces strong competition among recording head manufacturers. The failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

     For example, in the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, Company products would have to incorporate a new technical feature which the Company had not yet begun developing. Though the Company began development of necessary processes for this feature in the second quarter, thereafter the Company incurred significant start-up costs without concurrently achieving the volume production necessary to absorb those costs, thus materially and adversely impacting both the Company's revenues and gross margins. Though the Company moved rapidly to develop and qualify these processes, in mid-fiscal 1996 the timing of the introduction of these processes caused delays in new product introductions and adversely affected the Company's business, financial condition and results of operations.

     The Company was qualified on two MR programs in fiscal 1996 and shipped over 2 million MR heads in the fourth fiscal quarter. There can be no assurance, however, that the Company will be successful in timely and cost-effectively developing and manufacturing at acceptable yields MR heads necessary to achieve consistent design-in wins or sustained profitability in the future. The Company has invested, and will continue to invest, significant resources in product development and manufacturing equipment to support the Company's efforts to develop and produce in volume cost-competitive thin film MR heads.

     In March 1996, the Company acquired a nonexclusive license to the intellectual property of Censtor, including planar technology. The Company believes that it can extend recording areal densities beyond conventional thin film inductive designs by combining planar technology with the Company's proximity recording technology and manufacturing processes. The Company has to date received positive customer feedback on its planar HGA prototypes and is making significant investments in facilities and equipment at its Milpitas wafer fabrication facility and Philippines assembly facility to support volume production in calendar 1997. However, there can be no assurance that the Company will be successful in developing this new technology, that it will obtain the necessary customer qualifications for planar heads, or that it will be able to transition planar technology into commercially viable volume production. The Company's failure to commercialize this new technology would have a material adverse effect on the Company's business, financial condition and results of operations.

     As indicated above, technology changes rapidly in the Company's industry. These rapid changes require the Company both to anticipate new technologies and to address obsolescence of old technologies. Failure to execute on new technologies or to smoothly transition from old technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, due to the ever-increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996. Though MIG products accounted for $174 million, or 18% of the Company's sales for fiscal 1996, the Company expects its MIG revenues for fiscal 1997 to be negligible and is no longer pursuing design-ins with this technology. The rapid decline in MIG sales in the fourth quarter (from approximately $48 million in the third quarter to approximately $5 million in the fourth), coupled with the timing of certain new product introductions in the Company's thin film business and reductions in certain customer programs in the disk drive industry during the third and fourth quarters, made it difficult for the Company to transition its MIG facilities to the production of more advanced products. As a result, during the fourth quarter of fiscal 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees, and incurred charges for related severance costs, equipment and inventory write-offs and facility-related charges. See also Note 4 in the Notes to Consolidated Financial Statements.

     The Company's business is highly capital intensive. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers needs. For example, as stated above, the Company is making significant investments in facilities and equipment to support planar products in advance of obtaining customer qualifications for this new technology. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company's plant and equipment expenditures have long lead times, thus requiring major commitments well in advance of actual requirements. The Company's underestimation or overestimation of its capacity requirements, or failure to successfully and timely put in place the proper technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1996 of approximately $265.8 million, compared to approximately $185.1 million for fiscal 1995, and plans to expend approximately $225 million in fiscal 1997. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996 and in the latter half of fiscal 1993, when net sales decline quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its HGA machining, assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations, most recently in the first quarter of fiscal 1997, but none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

     The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial yield loss, and in some cases, cause production to be suspended. Yields for new products initially tend to be low as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company's ramps to full production. The Company's forward product pricing reflects this assumption of improving yields; as a result, material variances between projected and actual yields have a direct effect on the Company's gross margins and profitability. The difficulty of forecasting yields accurately and maintaining cost competitiveness through improving yields will continue to be magnified by ever-increasing process complexity, and by the compression of product life cycles which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable yields and quality, without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher yields and declining costs.

     As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates and photoresist, and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

     The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1996 and during the third quarter of fiscal 1993.

     As a result of the above factors, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory reserves, there can be no assurance that the Company will not be required to take additional inventory write-downs due to the Company's inability to obtain necessary product qualifications or to further cancellations by customers.

     The Company has experienced substantial fluctuations in quarterly operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales are generally made pursuant to individual purchase orders which may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced revenues and gross margins, generating operating losses. The Company expects periodic fluctuations will occur in the future.

     The trading price of the Company's Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's Common Stock.

EXECUTIVE OFFICERS

     The Company's executive officers are:

             NAME               AGE                              POSITION
------------------------------  ---   ---------------------------------------------------------------
Cyril J. Yansouni.............  54    Chairman of the Board of Directors and Chief Executive Officer
Frederic Schwettmann..........  56    President, Chief Operating Officer and Director
Peter G. Bischoff.............  56    Executive Vice President
Michael A. Klyszeiko..........  57    Executive Vice President, Operations
Alan S. Lowe..................  34    Senior Vice President, Customer Business Units
Ralph Patterson...............  51    Senior Vice President, Research and Development
John T. Kurtzweil.............  40    Vice President, Finance and Chief Financial Officer
Sherry F. McVicar.............  44    Vice President, Human Resources
Rex S. Jackson................  36    Vice President, General Counsel and Secretary

     There are no family relationships among directors or executive officers of the Company.

     Mr. Yansouni has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1991. Prior to joining the Company, Mr. Yansouni was with Unisys Corporation, a manufacturer of computer systems, from December 1988 to February 1991, where he served in various senior management capacities, most recently as an Executive Vice President. From October 1986 to December 1988, Mr. Yansouni was President of Convergent Technologies, a manufacturer of computer systems, which was acquired by Unisys in December 1988. From 1967 to 1986, Mr. Yansouni was at Hewlett-Packard Company. During that time, he served in a variety of technical and management positions, most recently as Vice President and General Manager of the Personal Computer Group. Mr. Yansouni received his M.S. degree in electrical engineering from Stanford University and his B.S. degree in electrical engineering and mechanical engineering from the University of Louvain, Belgium. Mr. Yansouni is also a director of Informix Software, Inc. and PeopleSoft, Inc., both software companies, and of Raychem Corporation, a material sciences manufacturing company. Subsequent to year end, Mr. Yansouni became a director of ActiveCard, Inc., a manufacturer of network access security systems.

     Dr. Schwettmann joined the Company in May 1993 as President, Chief Operating Officer and director. Dr. Schwettmann joined the Company after 17 years at Hewlett-Packard Company, where he served in a variety of technical and management positions, most recently as Vice President and General Manager of the Circuit Technology Group. Dr. Schwettmann is a member of the Board of Directors of Actel Corporation, a supplier of field programmable gate arrays. Dr. Schwettmann is also a Director of SDL, Inc., a supplier of customized semiconductor based opto-electronic and laser products. Dr. Schwettmann received his B.Ch.E. degree from City College of New York, his M.Ch.E. degree from New York University and his Ph.D.Ch.E. degree from the City University of New York.

     Mr. Bischoff, a co-founder of the Company, has served as Executive Vice President since March 1996. He has also served as Executive Vice President, Research and Development, from February 1994 to March 1996, and Senior Vice President, Research and Development, from February 1983 to February 1994. Since July 1991, he has also served as Executive Vice President of Read-Rite SMI. He served an apprenticeship in electrochemistry in Pforzheim, Germany and received his B.A. degree in management from Saint Mary's College.

     Mr. Klyszeiko has been Executive Vice President, Operations, since November 1995. He joined Read-Rite in 1988 as Vice President, Planning and Logistics and also served as Vice President, Manufacturing from January 1990 to October 1992, Senior Vice President of Customer Programs from October 1992 to September 1994, and Senior Vice President, Read-Rite International from September 1994 to November 1995. Prior to joining the Company, he served at Advanced Micro Devices as Director of Materials and Systems Planning. He was with VLSI Technology during 1983 and 1984 as Director of Materials and served in various positions at Fairchild Camera and Instrument from 1966 to 1983. Mr. Klyszeiko holds a B.A. degree in business from the University of Vermont.

     Mr. Lowe has been Senior Vice President, Customer Business Units, since October 1996. He joined Read-Rite in 1989 in a sales position and also served as Vice President, Sales from November 1991 to August 1994, as Vice President of Customer Programs from August 1994 to November 1995, and as Senior Vice President, Customer Programs from November 1995 to October 1996. Prior to joining the Company, he was sales manager for Microcom Corporation, a data communications hardware and software company, in 1989, and held various sales positions at IBM from 1985 to 1989. Mr. Lowe holds a B.A. degree in Computer Science and Business Economics from the University of California, Santa Barbara.

     Dr. Patterson joined the Company as Senior Vice President, Research and Development in March 1996. Prior to joining Read-Rite, Dr. Patterson served as President and Chief Executive Officer of Headway Technologies, Inc. from 1994 to 1996. He held a variety of technical managerial positions at Hewlett-Packard Company from 1978 through 1994, including Director of the Computer Peripherals Laboratory, and was with Westinghouse R&D Center from 1972 to 1978. Mr. Patterson holds a B.S. degree, M.S. degree in Electrical Engineering and a D.Sc. degree also in Electrical Engineering, all from Washington University in St. Louis.

     Mr. Kurtzweil joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil came to the Company from Maxtor Corporation where he held a number of finance positions including Finance Director, Director of Far East Finance based in Singapore, and Corporate Controller of a wholly-owned subsidiary. He was with Maxtor Corporation from July 1988 to August 1995. He also held finance positions with Honeywell Incorporated from May 1978 to July 1988. Mr. Kurtzweil received his B.A. degree in Accounting from Arizona State University and an M.B.A. from the University of St. Thomas in St. Paul, Minnesota. Mr. Kurtzweil is a Certified Public Accountant and also a Certified Management Accountant.

     Ms. McVicar joined the Company in April 1991 as Vice President, Human Resources. Prior to joining the Company, she was Vice President, Human Resources at Unisys from January 1989 to April 1991 and held the same position at Convergent Technologies from December 1987 until its merger into Unisys in December 1988. Ms. McVicar was also Vice President, Human Resources at Qume, a manufacturer of computer products, from 1976 to December 1987. She received her B.A. degree in education and labor relations from Hofstra University and her M.S. degree in education and labor relations from Queens College.

     Mr. Jackson joined the Company in September 1992 as Vice President, General Counsel and Secretary. Prior to joining the Company, he was Senior Vice President at Kennedy-Wilson, Inc., a real estate marketing, acquisition and development company, from August 1988 to August 1992, and General Counsel from August 1988 to February 1991. Mr. Jackson also practiced with the Los Angeles law firm of Riordan & McKinzie from October 1985 to August 1988. Mr. Jackson received his A.B. degree in political science at Duke University and his J.D. degree at Stanford University.

ITEM 2.  PROPERTIES

     The Company leases approximately 190,000 square feet at its campus in Milpitas, California, which serves as the Company's corporate headquarters and also houses wafer fabrication, prototype manufacturing and research and development facilities. The primary leases for these properties expire at various times from June 2000 to July 2001. The Company presently sublets approximately 23,000 square feet of such space to an equipment and tooling manufacturer pursuant to a sublease which expires in 2001, but anticipates taking such space over in mid-fiscal 1997.

     In November 1995, the Company purchased an approximately 18,000 square foot facility adjacent to its Milpitas facilities, which houses certain technical and corporate operations. The Company also leases an approximately 189,000 square foot facility in Fremont, California which primarily houses wafer fabrication and research and development facilities. The initial lease for this facility expires in March 2004, with three 5-year renewal options. In April 1996, the Company signed a three-year operating lease for a 23.5-acre parcel of undeveloped land next to its Fremont facility, on which additional office, manufacturing and support facilities may be constructed over the next several years. The Company leases a 40,000 square foot facility in San Jose, California which houses research and development facilities, including prototype wafer fabrication and manufacturing. This lease expires in July 1998 and contains one three-year option to renew.

     The Company owns a seven-acre site near Bangkok, Thailand with two facilities totaling 353,000 square feet used for slider fabrication and HGA manufacturing. These properties and certain additional collateral owned by the Company's wholly-owned subsidiary, Read-Rite (Thailand) Co., Ltd. ("RRT"), secure $20 million and $15 million loans obtained by RRT from the Industrial Finance Corporation of Thailand in fiscal 1993. During fiscal 1996, RRST acquired an approximately 97,000 square foot facility adjacent to RRT's existing facilities. In addition, the Company leases a 20,000 square foot facility in Thailand; the lease for this facility expires in October 1997.

     The Company has a long-term land lease on a 13-acre site near Penang, Malaysia, and owns a 136,000 square foot HSA manufacturing facility on that site. The Company also leases a 66,000 square foot building in Penang which houses office and manufacturing facilities. The lease expires in September 1997.

     The Company's manufacturing facilities in the Philippines consist of two leased facilities of approximately 108,000 and 24,000 square feet, in Manila; these leases expire in 1999 and 1997, respectively. As a result of MIG products reaching end-of-life, the larger facility was effectively shut down during the fourth quarter of fiscal 1996, and is currently used only for office space. The Company has an option to purchase this facility at the lease expiration in 1999. In addition, the Company owns a 6.5 acre site near Manila upon which it constructed a 150,000 square foot manufacturing facility during fiscal 1995. This property and certain additional collateral secure a $12 million loan obtained from a bank in the Philippines.

     Read-Rite SMI leases from Sumitomo an approximately 92,000 square foot facility near Osaka, Japan. This lease expires in 2001.

     The Company leases an office in Singapore totaling approximately 4,200 square feet for sales and customer support. The lease expires in 1998. The Company also leases an office of 1,600 square feet in Colorado for sales support. This lease expires in April 1997.

     Domestic operations of Sunward Technologies, Inc. ("Sunward"), a wholly-owned subsidiary acquired in August 1994, were relocated from San Diego, California to Northern California in the second quarter of fiscal 1996, resulting in a charge to cost of goods sold of $6.0 million. The Company still leases approximately 54,000 square feet in a single building in San Diego, all of which is sub-leased to two tenants. The lease and subleases expire in September 1997.

     As part of the Sunward acquisition in 1994, the Company assumed a lease of a 60,000 square foot property located in Santa Barbara, California. The lease expires in 2015 and has a purchase option in 2001. This property is currently fully subleased to several tenants under leases which expire between 1999 and 2001.

ITEM 3.  LEGAL PROCEEDINGS

     On December 11, 1996, a class action complaint (the "Complaint") was filed in the Superior Court of the State of California, Santa Clara County, against the Company and certain of its officers and directors. The Complaint alleges violations of certain California securities laws, fraud, unlawful, unfair or fraudulent business practices, and false and misleading advertising. The Company is accepting service of the Complaint, but has not yet had the opportunity to investigate the claims made in such Complaint. However, based on its preliminary review of the Complaint, the Company believes it has meritorious defenses and intends to defend this action vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on the Company's business, results of operations and financial condition.

     Except as so noted, the Company is not a party, nor is its property subject, to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "RDRT" since the Company's initial public offering on October 18, 1991. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                                          HIGH       LOW
                                                                         ------     ------
    Fiscal year ending September 30, 1994
      First Quarter....................................................  $14 1/8    $  8 3/4
      Second Quarter...................................................   15 1/4      11 5/8
      Third Quarter....................................................   14 1/8      11
      Fourth Quarter...................................................   19 1/16     11 7/8
    Fiscal year ending September 30, 1995
      First Quarter....................................................   19 1/16     15 1/2
      Second Quarter...................................................   19 7/16     14 7/8
      Third Quarter....................................................   29          19
      Fourth Quarter...................................................   48          26 1/4
    Fiscal year ending September 30, 1996
      First Quarter....................................................   39 1/8      21 3/4
      Second Quarter...................................................   25 1/8      16 3/4
      Third Quarter....................................................   26 1/8      12 15/16
      Fourth Quarter...................................................   15 3/4       9 7/8

     At September 30, 1996, there were approximately 39,000 record holders of the Company's Common Stock.

     The Company has never paid cash dividends on its capital stock. In addition, The Company's bank line of credit prohibits payment of dividends without prior bank approval. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

            FISCAL YEAR          1996(1)         1995        1994(2)      1993(3)        1992
    ---------------------------  --------     ----------     --------     --------     --------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
    Net Sales..................  $991,118     $1,003,040     $638,589     $587,647     $482,586
    Gross margin...............   103,654        264,040       93,193       87,888      109,641
    Operating income...........     7,789        177,846       31,836        3,156       66,309
    Net income (loss)..........   (42,986)       123,565       19,694        6,283       56,193
    Net income (loss) per
      share....................      (.92)          2.60          .43          .14         1.48
    Total assets...............  $908,672     $  939,457     $630,592     $553,010     $374,889
    Long-term obligations......   172,037        137,406       52,414       52,065       35,496

---------------
(1) Fiscal 1996 includes severance, relocation and other charges of approximately $11,200, research and development charges for the acquisition of planar technology of approximately $9,000, approximately

    $24,100 for the write-down of capital assets, approximately $7,000 associated with end-of-life inventory and approximately $700 in other charges, for a total of $52,000 for the year.

(2) Fiscal 1994 includes merger costs of $2,384.

(3) Fiscal 1993 includes a restructuring charge of $29,472.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's plans to introduce planar heads, to increase its MR thin film head production and to transition its Philippines facilities to planar slider fabrication and planar and thin film back-end assembly operations, and the Company's belief that its liquid assets, credit facilities and cash generated from operations are sufficient to fund its operations in fiscal 1997. Actual results for future periods could differ materially from those projected in such forward-looking statements. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements are failure by the Company to continue to execute on planar or MR development, to timely and cost-effectively introduce its initial planar programs and future inductive and MR programs into manufacturing and to obtain necessary customer qualifications on those programs, and changes in business conditions affecting the Company which significantly increase the Company's working capital needs. See also "Certain Additional Business Risks" on pages 10 through 14 above and other risk factors discussed elsewhere in this report.

     The following table sets forth certain financial data for the Company as a percentage of net sales for the last three fiscal years.

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Net sales...................................................  100.0%    100.0%    100.0%
    Cost of sales...............................................   89.5      73.7      85.4
                                                                  -----     -----     -----
    Gross margin................................................   10.5      26.3      14.6
                                                                  -----     -----     -----
    Operating Expenses:
      Research and development..................................    5.3       4.2       4.0
      Selling, general and administrative.......................    4.4       4.4       5.2
      Merger costs..............................................     --        --       0.4
                                                                  -----     -----     -----
      Total operating expenses..................................    9.7       8.6       9.6
                                                                  -----     -----     -----
    Operating income............................................    0.8      17.7       5.0
    Interest expense............................................    1.3       0.5       0.8
    Interest income and other, net..............................    0.9       0.5       0.3
                                                                  -----     -----     -----
    Income before income taxes and minority interest............    0.4      17.7       4.5
    Provision for income taxes..................................    3.5       4.2       0.7
                                                                  -----     -----     -----
    Income (loss) before minority interest......................   (3.1)     13.5       3.8
    Minority interest in net income of consolidated
      subsidiary................................................    1.2       1.2       0.7
                                                                  -----     -----     -----
    Net income (loss)...........................................   (4.3)     12.3       3.1
                                                                  =====     =====     =====

NET SALES

     The Company's net sales were $991.1 million in fiscal 1996, a 1% decrease over net sales of $1,003.0 million in fiscal 1995. The decrease in net sales was due to decreases in average selling prices, partially offset by higher overall unit sales. Further, in the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, Company products would have to incorporate a new technical feature which the Company had not yet begun developing. Though the Company began development of necessary processes for this feature in the second quarter, the need to develop these processes caused delays in new product introductions, adversely impacting the Company's revenues. In addition, MIG products, which accounted for $174.0 million of the Company's net sales during fiscal 1996, reached end-of-life during the third quarter of fiscal 1996. Due to these factors as well as reductions in certain customer programs, the Company's net sales declined for the last three consecutive quarters of fiscal 1996.

     The Company's net sales were $1,003.0 million in fiscal 1995, a 57% increase over net sales of $638.6 million in fiscal 1994. This increase in net sales was due to a significant increase in HGA and HSA unit sales, particularly in the Company's thin film products, and to an increase in average selling prices for HSAs reflecting an 18% increase in the average number of HGAs per HSA from fiscal 1994 to fiscal 1995.

  PRINCIPAL CUSTOMERS

     (As a percentage of net sales)

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                   -------------------------
                                                                    1996      1995      1994
                                                                    ----      ----      ----
    Customer:
      Western Digital.............................................   43%       37%       34%
      Quantum.....................................................   29%       29%       23%
      Maxtor......................................................   12%       11%       13%
      Seagate (formerly Conner Peripherals).......................    8%       13%       15%
      All Others..................................................    8%       10%       15%

     The Company's sales are primarily focused in the 3.5-inch form factor market, which accounted for 90% of the Company's net sales for fiscal 1996, compared to 91% in fiscal 1995 and 87% in fiscal 1994. Nanosliders accounted for 95% of the Company's net sales for the year. HGAs and HSAs accounted for approximately 41% and 57% of net sales, respectively, for fiscal 1996 compared to 50% and 48%, respectively, for fiscal 1995. The Company anticipates that the shift in product mix towards HSAs will continue as HSAs accounted for approximately 63% of net sales for the fourth quarter of fiscal 1996, and are expected to remain at approximately two-thirds of total net sales for fiscal 1997.

     For a discussion of certain risks associated with the Company's sales, see "Certain Additional Business Risks" on pages 10 through 14 above.

GROSS MARGIN

     The Company's gross margins are primarily influenced by average sales prices, the level of revenues in relation to fixed costs, process yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. Periodically, the Company's gross margins also reflect charges for obsolescence of inventory, fixed assets and severance related to products or technologies that have reached their end-of-life.

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

     Gross margin for fiscal 1996 was 10.5% compared to 26.3% for fiscal 1995. Operating factors attributable to the decrease in gross margin in fiscal 1996 were primarily decreases in average selling prices, the level of net sales in relation to fixed costs, an unfavorable product mix heavily weighted toward older products and HSAs and significant start-up costs and lower yields associated with new programs and processes. In addition to these operating factors, the Company incurred significant special charges during fiscal 1996 as discussed in Note 4 to the Consolidated Financial Statements, of which approximately $42.3 million was charged to cost of goods sold.

     Special charges to cost of goods sold in fiscal 1996 included approximately $6.0 million in severance, relocation and other expenses incurred during the second quarter of fiscal 1996 associated with the consolidation of its San Diego operations to Northern California. In response to sudden reductions in certain customer programs during the second half of fiscal 1996, the rapid shift in the marketplace to newer technology products and the fact that the programs the Company had been participating in using MIG technology reached end-of-life, the Company also incurred approximately $37.0 million of charges, primarily to cost of goods sold, during the third and fourth quarters of fiscal 1996. These charges included approximately $5.2 million associated with the termination of approximately 5,000 employees primarily at the Company's Philippines operations, approximately $24.1 million for the write-down of capital assets, approximately $7.0 million of inventory and approximately $.7 million in other expenses. The Company does not anticipate that there will be significant future savings as a result of these actions in that additional employees and capital equipment will be needed to ramp up advanced thin film manufacturing, offsetting future potential cost reductions.

     Gross margin for fiscal 1995 was 26.3%, compared to 14.6% for fiscal 1994. This increase in gross margin in fiscal 1995 was due primarily to increased net sales in relation to fixed costs, favorable product mix (which was weighted towards newer products, especially in the third and fourth quarters) and favorable yields.

     For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" on pages 10 through 14 above.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development ("R&D") expenses were approximately $52.2 million in fiscal 1996, $41.8 million in fiscal 1995, and $25.5 million in fiscal 1994. These expenses represented 5.3%, 4.2% and 4.0% of net sales, respectively, for such periods.

     The absolute dollar and percentage increases from fiscal 1995 to 1996 were due primarily to the acquisition of planar technology from Censtor and its continued development. The largest component of the purchase price, technology in the development stage and a related license, was approximately $9.0 million and was expensed in March 1996 as acquired in-process research and development. In addition to this one-time charge were the ongoing expenses of pursuing this technology, including costs associated with the employees hired upon the acquisition from Censtor.

     The absolute dollar and percentage increases from fiscal 1994 to 1995 were due to increased depreciation, labor and overhead to support development of next generation products and technologies related to the Company's existing business, the write-off of $4.6 million for a license from KME for KME's MR technology and industrial property rights (due to changes in the technology which significantly reduced the future value of those property rights), and the expense of $2.4 million in connection with the Company's equity investment in, and development agreement with, Redwood.

     The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods. However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses were approximately $43.6 million in fiscal 1996, $44.4 million in fiscal 1995, and $33.4 million in fiscal 1994. These expenses represented 4.4%, 4.4% and 5.2% of net sales, respectively, for such periods.

     The absolute dollar decrease in SG&A expenses in fiscal 1996 compared to fiscal 1995 was due primarily to cost reduction programs implemented by the Company during the second half of fiscal 1996 in response to declining net sales levels, offset by increases in staffing and overhead to support higher net sales and volume during the first half of the current fiscal year over previous year levels.

     The absolute dollar increase in SG&A expenses in fiscal 1995 compared to fiscal 1994 was primarily due to increased staffing, overhead, and bad-debt expense to support the increased level of net sales and volume. The percentage decrease from period to period was due to the increased level of net sales in fiscal 1995.

     The Company expects that SG&A expenses as a percent of net sales will vary from period to period depending on the level of net sales.

INTEREST EXPENSE

     Interest expense for fiscal years 1996, 1995 and 1994 was $12.9 million, $5.6 million and $4.8 million, respectively. The increased interest expense in fiscal 1996 is primarily due to significantly higher debt levels compared to the previous years. The increased interest expense in fiscal 1995 is primarily due to higher average interest rates.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, was $9.0 million in fiscal 1996, $5.3 million in fiscal 1995, and $1.7 million in fiscal 1994. The increase from fiscal 1995 to fiscal 1996 was primarily due to an increase in interest income due to higher average cash balances and interest rates in fiscal 1996. The increase from fiscal 1994 to fiscal 1995 was primarily due to an increase in interest income due to higher average cash balances and interest rates in fiscal 1995, and to a decrease of approximately $1.6 million in foreign currency exchange losses primarily at Read-Rite SMI.

PROVISION FOR INCOME TAXES

     The Company's combined federal, state and foreign tax rate was 883.0% in fiscal 1996, 23.5% for fiscal 1995, and 16.0% for fiscal 1994. The Company does not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries which it intends to permanently reinvest in those operations. See also Note 9 in "Notes to Consolidated Financial Statements."

     Due to higher net tax from certain foreign operations with no benefit provided on net operating losses generated from other operations, the Company's combined federal, state and foreign tax rate increased from 23.5% in fiscal 1995 to 883% in fiscal 1996.

     The fiscal 1995 income tax rate increased from fiscal 1994 primarily due to a portion of foreign earnings taxed at a higher rate and less net operating loss carryforwards available for use. The combined tax rate differed from the federal statutory rate primarily due to net foreign earnings taxed at lower rates and utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $147.9 million, total assets of $908.7 million and total long-term debt and capital lease obligations, including the current portion, of $187.7 million. The Company's cash generated by operating activities was approximately $170.4 million for fiscal 1996, including non-cash charges of $127.0 million from depreciation and amortization, despite a net loss of $43.0 million. In June 1996, the Company obtained an unsecured $50.0 million term loan from a financial institution. Also during fiscal 1996, the Company repurchased
1.5 million shares of its common stock on the open market at an aggregate purchase price of $43.0 million.

     The Company's business is highly capital intensive. During fiscal 1996, the Company incurred capital expenditures of approximately $265.8 million. Capital expenditures have primarily been made to expand production capacity in Thailand and Malaysia, to expand wafer production in Milpitas, Fremont and Japan, and to support new manufacturing processes and new technologies, such as MR and planar technology. The

Company plans total capital expenditures of approximately $225 million in fiscal 1997; however, to the extent yields for the Company's products are lower than expected, and/or that demand for such products exceeds Company expectations, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital purchases, the planned expenditures may decrease. As of September 30, 1996, total commitments for construction or purchase of plant and equipment totaled approximately $60 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flow from operations and, if necessary, from available borrowings.

     In September 1995, the Company completed the sale of $100 million in 7.53% Senior Notes ("Notes") to a group of four insurance companies. Interest is paid semi-annually in March and September. Principal is payable in three equal installments on each of September 15, 1998, September 15, 1999 and September 15, 2000. Effective September 1996, the Company and its lenders agreed to certain revisions of the Note Purchase Agreement ("Purchase Agreement") due to anticipated non-compliance with the fixed charges coverage ratio covenant. As amended, the Purchase Agreement requires the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibits the Company from paying dividends or repurchasing stock through March 1998. As of September 30, 1996, the entire $100 million represented by the Notes was outstanding, and the Company was in compliance with the covenants under the Purchase Agreement.

     In June 1996, the Company entered into an agreement with a financial institution for an unsecured term loan ("Term Loan") in the amount of $50 million. The Term Loan bears interest at the LIBOR rate plus 1.5%; interest is payable based on the LIBOR term, which was on a monthly basis at September 30, 1996. Principal payments of $12.5 million are required on both June 30, 1999 and June 30, 2000, with the balance payable on June 30, 2001. In September 1996, the Company and its lenders amended the Term Loan to modify certain financial covenants due to anticipated non-compliance with the consolidated net income covenant. The Term Loan, as amended, requires the Company to maintain certain financial ratios and comply with several other covenants. As of September 30, 1996, the Company was in compliance with the requirements of the loan.

     In December 1994, the Company and its lenders amended and restated its $65 million revolving credit facility ("Revolving Facility") to modify certain covenants and to extend the maturity date to October 1997. The Revolving Facility was amended in September 1995 to remove the security interest previously held by the banks. The Revolving Facility was amended further in September 1996 to modify certain financial covenants due to anticipated non-compliance with the fixed charges coverage and consolidated net income covenants. The terms of the Revolving Facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The interest rate on borrowings under the Revolving Facility depend on the utilization of the Revolving Facility and are based, at the option of the Company, on interest rates based upon the base rate or LIBOR plus a margin. As of June 30, 1996, the Company was out of compliance with three of the financial covenants, but received a waiver of this non-compliance for that quarter. Given the amendments to the covenants obtained in September 1996, the Company was in compliance with the covenants thereunder as of September 30, 1996, and had no borrowings against this line.

     In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI to support Read-Rite SMI's development of MR technology. Read-Rite SMI's business may require additional capital in the future. Sumitomo has agreed to use reasonable efforts to make financing available to Read-Rite SMI for such purposes as it may reasonably require. However, there can be no assurance that such financing will be available, or that the terms of such financing will be acceptable. Further, if such financing requires a guarantee, the Company and Sumitomo are each obligated to guarantee one-half of the aggregate financing. If no such financing is available, the Company may need to fund a portion of Read-Rite SMI's working capital needs. Any loan guarantee or capital infusion required by Read-Rite SMI from the Company will increase the Company's overall capital requirements. The Company's balance sheet at September 30, 1996, includes cash, cash equivalents and short-term investments of $50.2 million, and total assets of $180.5 million at Read-Rite SMI.

     In January 1995, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during fiscal 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of fiscal 1996 at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the second quarter of fiscal 1996 for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions. None of the shares have been repurchased to date under the last authorization and repurchases are not presently permitted under certain of the Company's credit facilities.

     In April, 1996, the Company entered into a three-year operating lease ("the Lease") for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional office and support facilities may be constructed over the next several years. The Lease provides for monthly payments which vary based on the London interbank offering rate (LIBOR) plus a margin, and requires the Company to comply with certain minimum financial covenants similar to those in the Company's revolving credit facility. The Company was not in compliance with one of the financial covenants as of June 30, 1996 but received a waiver of this non-compliance for the quarter ended June 30, 1996. In September 1996, the Company was granted a waiver of compliance for certain financial covenants through March 1997 due to anticipated non-compliance with the consolidated net income covenant; it is reasonably possible that the Company will need to obtain additional waivers thereafter for the tangible net worth covenant, however, the Company believes it will be able to obtain those waivers at the appropriate time should they become necessary. The Lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company is liable under the Lease for approximately $10.7 million over the three-year term, including the purchase option.

     The Company believes that its current level of liquid assets, credit facilities, and cash generated from operations will be sufficient to fund its operations in fiscal 1997. However, if industry conditions unexpectedly worsen, thus negatively affecting profits and cash flows from operations, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's credit facilities currently prohibit payment of dividends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1996              1995
                                                                    -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $  82,291         $ 168,860
  Short-term investments..........................................       65,655            93,293
  Accounts receivable, net of allowance of $2,586 in 1996
     ($3,017 in 1995).............................................       90,142           147,277
  Inventories.....................................................       58,005            53,814
  Prepaid expenses and other current assets.......................       13,962            12,442
                                                                       --------          --------
          Total current assets....................................      310,055           475,686
Property, plant and equipment, net................................      567,294           428,134
Intangible and other assets.......................................       31,323            35,637
                                                                       --------          --------
          Total assets............................................    $ 908,672         $ 939,457
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................    $  88,434         $  72,667
  Accrued compensation and benefits...............................       27,099            33,740
  Income taxes payable............................................       27,754            42,222
  Other accrued liabilities.......................................       37,196            17,951
  Current portion of long-term debt and capital lease
     obligations..................................................       15,613            22,204
                                                                       --------          --------
          Total current liabilities...............................      196,096           188,784
Long-term debt and capital lease obligations......................      172,037           137,406
Other long-term liabilities.......................................       15,458            17,004
                                                                       --------          --------
          Total liabilities.......................................      383,591           343,194
                                                                       --------          --------
Minority interest in consolidated subsidiary......................       71,282            58,286
                                                                       --------          --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.0001 par value; 4,000 shares
     authorized, none issued......................................           --                --
  Common stock, $.0001 par value; 160,000 shares authorized in
     1996 (100,000 in 1995); 46,771 shares issued and outstanding
     in 1996 (47,556 in 1995).....................................            5                 5
  Additional paid-in capital......................................      336,113           370,623
  Retained earnings...............................................      114,979           157,962
  Cumulative translation adjustment...............................        2,702             9,387
                                                                       --------          --------
     Total stockholders' equity...................................      453,799           537,977
                                                                       --------          --------
          Total liabilities and stockholders' equity..............    $ 908,672         $ 939,457
                                                                       ========          ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                            ------------------------------------
                                                              1996          1995          1994
                                                            --------     ----------     --------
Net sales.................................................  $991,118     $1,003,040     $638,589
Cost of sales.............................................   887,464        739,000      545,396
                                                            --------     ----------     --------
Gross margin..............................................   103,654        264,040       93,193
                                                            --------     ----------     --------
Operating expenses:
  Research and development................................    52,221         41,788       25,524
  Selling, general and administrative.....................    43,644         44,406       33,449
  Merger costs............................................        --             --        2,384
                                                            --------     ----------     --------
          Total operating expenses........................    95,865         86,194       61,357
                                                            --------     ----------     --------
Operating income..........................................     7,789        177,846       31,836
Interest expense..........................................    12,897          5,589        4,759
Interest income and other, net............................     9,024          5,257        1,690
                                                            --------     ----------     --------
Income before provision for income taxes and minority
  interest................................................     3,916        177,514       28,767
Provision for income taxes................................    34,582         41,715        4,595
                                                            --------     ----------     --------
Income (loss) before minority interest....................   (30,666)       135,799       24,172
Minority interest in net income of consolidated
  subsidiary..............................................    12,320         12,234        4,478
                                                            --------     ----------     --------
Net income (loss).........................................  $(42,986)    $  123,565     $ 19,694
                                                            ========     ==========     ========
Net income (loss) per share...............................  $  (0.92)    $     2.60     $   0.43
                                                            ========     ==========     ========
Shares used in per share calculations.....................    46,755         47,616       46,125
                                                            ========     ==========     ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (42,986)  $ 123,565   $  19,694
  Adjustments required to reconcile net income to cash
     provided by operations:
     Depreciation and amortization..........................    127,014      73,488      48,188
     Loss on disposal of fixed assets.......................         23      10,925          --
     Deferred income taxes..................................       (405)      8,140       2,003
     Minority interest in net income of consolidated
       subsidiary...........................................     12,320      12,234       4,478
     Other non-cash expenses................................      2,709       1,864       3,052
     Changes in assets and liabilities:
       Accounts receivable..................................     54,084     (54,911)    (25,653)
       Inventories..........................................     (5,128)    (10,966)        819
       Prepaid expenses and other current assets............     (1,520)     (2,202)        252
       Accounts payable, accrued liabilities and income
          taxes payable.....................................     24,311      53,063      28,066
                                                              ---------    --------   ---------
Net cash provided by operating activities...................    170,422     215,200      80,899
                                                              ---------    --------   ---------
Cash flows from investing activities:
  Capital expenditures, net.................................   (265,847)   (185,053)   (102,695)
  Maturities of available-for-sale investments..............    839,623          --          --
  Maturities of held-to-maturity investments................    168,093      72,119      62,674
  Purchase of available-for-sale investments................   (980,075)    (77,000)         --
  Purchase of held-to-maturity investments..................         --     (43,925)    (89,954)
  Proceeds from sale and leaseback of fixed assets..........         --          --      13,154
  Other assets and liabilities, net.........................     (3,766)      4,798     (11,597)
                                                              ---------    --------   ---------
Net cash used in investing activities.......................   (241,972)   (229,061)   (128,418)
                                                              ---------    --------   ---------
Cash flows from financing activities:
  Short-term borrowing, net.................................         --          --      (4,477)
  Proceeds from long-term debt..............................     50,000     110,123       3,405
  Payments of principal on long-term debt and capital lease
     obligations............................................    (22,960)    (17,688)    (11,076)
  Proceeds from joint venture partner.......................         --          --       9,167
  Repurchase of common stock................................    (43,046)     (7,879)         --
  Proceeds from issuance of common stock, net of issuance
     costs..................................................      5,827      27,762       4,602
                                                              ---------    --------   ---------
Net cash provided by (used in) financing activities.........    (10,179)    112,318       1,621
                                                              ---------    --------   ---------
Effect of exchange rate changes on cash.....................     (4,840)      4,926         291
                                                              ---------    --------   ---------
Net increase (decrease) in cash and cash equivalents........    (86,569)    103,383     (45,607)
Cash and cash equivalents at beginning of period............    168,860      65,477     111,084
                                                              ---------    --------   ---------
Cash and cash equivalents at end of period..................  $  82,291   $ 168,860   $  65,477
                                                              =========    ========   =========
Supplemental disclosures:
  Other non-cash items:
     Capital asset additions under capital leases...........  $   1,018   $      --   $   2,284
     Issuances of common stock under 401K plan..............      2,702       1,864       2,573
  Cash paid during the year for:
     Interest...............................................     11,669       5,537       5,073
     Income taxes (refund)..................................     42,542       1,956        (630)

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK     ADDITIONAL                DEFERRED     CUMULATIVE       TOTAL
                                        ---------------    PAID-IN     RETAINED      STOCK       TRANSLATION  STOCKHOLDERS'
                                        SHARES   AMOUNT    CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT      EQUITY
                                        ------   ------   ----------   --------   ------------   ----------   -------------
Balance at September 30, 1993.......... 43,603    $  4     $341,702    $14,703       $ (479)      $ 10,780      $ 366,710
  Issuance of Common Stock under stock
    option plans.......................   858        1        2,891         --           --             --          2,892
  Issuance of Common Stock under
    Employee Stock Purchase Plan.......   189       --        1,710         --           --             --          1,710
  Issuance of Common Stock under 401K
    Plan...............................   216       --        2,573         --           --             --          2,573
  Issuance of Common Stock upon
    exercise of warrants...............   207       --           --         --           --             --             --
  Amortization of deferred
    compensation.......................    --       --           --         --          479             --            479
  Translation adjustments, net of
    deferred tax of $2,003.............    --       --           --         --           --          3,230          3,230
  Net income...........................    --       --           --     19,694           --             --         19,694
                                        ------     ---     --------    --------      ------        -------       --------
Balance at September 30, 1994.......... 45,073       5      348,876     34,397           --         14,010        397,288
  Issuance of Common Stock under stock
    option plans....................... 2,497       --       24,297         --           --             --         24,297
  Issuance of Common Stock under
    Employee Stock Purchase Plan.......   230       --        3,306         --           --             --          3,306
  Issuance of Common Stock under 401K
    Plan...............................    93       --        1,864         --           --             --          1,864
  Issuance of Common Stock upon
    exercise of warrants...............   163       --          159         --           --             --            159
  Repurchase of Common Stock...........  (500 )     --       (7,879)        --           --             --         (7,879)
  Translation adjustments, net of
    reduction of deferred tax of
    $773...............................    --       --           --         --           --         (4,623)        (4,623)
  Net income...........................    --       --           --    123,565           --             --        123,565
                                        ------     ---     --------    --------      ------        -------       --------
Balance at September 30, 1995.......... 47,556       5      370,623    157,962           --          9,387        537,977
  Issuance of Common Stock under stock
    option plans.......................   466       --        4,099         --           --             --          4,099
  Issuance of Common Stock under
    Employee Stock Purchase Plan.......   109       --        1,735         --           --             --          1,735
  Issuance of Common Stock under 401K
    Plan...............................   140       --        2,702         --           --             --          2,702
  Repurchase of Common Stock........... (1,500)     --      (43,046)        --           --             --        (43,046)
  Translation adjustments, net of
    reduction of deferred tax of
    $5,473.............................    --       --           --         --           --         (6,685)        (6,685)
  Unrealized gain on available-for-sale
    investments, net...................    --       --           --          3           --             --              3
  Net loss.............................    --       --           --    (42,986 )         --             --        (42,986)
                                        ------     ---     --------    --------      ------        -------       --------
Balance at September 30, 1996.......... 46,771    $  5     $336,113    $114,979      $   --       $  2,702      $ 453,799
                                        ======     ===     ========    ========      ======        =======       ========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     The Company, which operates in a single industry segment, designs, manufactures and sells magnetic recording heads and HSAs for rigid disk drives. The Company also supplies MR heads for QIC tape drives. The substantial majority of the Company's sales in fiscal 1996 were to six major storage device manufacturers in the U.S., or their foreign based subsidiaries.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including Read-Rite SMI, the Company's joint venture in Japan with Sumitomo. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority stockholder's proportionate share (49.99%) of the equity in the income of Read-Rite SMI.

     Certain amounts for 1995 and 1994 have been reclassified to conform to the 1996 financial statement presentation.

  FISCAL YEAR

     The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on a Sunday. Fiscal years 1996, 1995 and 1994 ended on September 29, October 1 and September 25, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year. Accordingly, fiscal 1995 was a fifty-three week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company is a component supplier dependent on a limited number of customers in a single, volatile industry characterized by rapid technological change and obsolescence of inventory and related production equipment. Management develops sales forecasts based upon the expected production requirements of its primary customers; however such forecasts are subject to modifications, cancellations and rescheduling. The Company has provided write-downs for potentially excess or obsolete inventories and production equipment. The Company believes these write-downs are adequate to cover any losses incurred upon disposition, however, it is reasonably possible that actual sales may differ materially from the sales forecast in the near term, which could impact the Company's results of operations.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. The Company does not currently hold any investments with maturities greater than one year. Investments consist primarily of A1 and P1, or better, rated financial instruments.

     The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," effective as of the beginning of fiscal year 1995. Management determines the appropriate classification of investments at the time of purchase. Investments in debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost. Amortization of premiums and accretions of discounts to maturity is included in interest income and other, net. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a component of stockholders equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net.

  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following at September 30:

                                                                        1996        1995
                                                                       -------     -------
                                                                       (IN THOUSANDS)
    Raw materials....................................................  $13,591     $17,588
    Work-in-process..................................................   34,157      26,406
    Finished goods...................................................   10,257       9,820
                                                                       -------     -------
              Total inventories......................................  $58,005     $53,814
                                                                       =======     =======

  PROPERTY, PLANT AND EQUIPMENT, NET

     Depreciation and amortization for assets of the Company and its subsidiaries are provided on a straight-line basis over the estimated useful lives of the assets, which range from two to ten years for equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. Property, plant and equipment, at cost, consisted of the following at September 30:

                                                                       1996         1995
                                                                     --------     --------
                                                                     (IN THOUSANDS)
    Land...........................................................  $  7,702     $  5,476
    Building.......................................................    68,160       59,461
    Equipment......................................................   692,566      466,587
    Furniture and fixtures.........................................    12,780       12,060
    Leasehold improvements.........................................    53,644       43,042
                                                                     --------     --------
      Total property, plant and equipment..........................   834,852      586,626
      Less: Accumulated depreciation and amortization..............   267,558      158,492
                                                                     --------     --------
    Property, plant and equipment, net.............................  $567,294     $428,134
                                                                     ========     ========

  INTANGIBLE AND OTHER ASSETS

     The excess of the purchase price over the fair market value of identifiable assets of businesses acquired, net of accumulated amortization, was approximately $11,154,000 and $13,385,000 at September 30, 1996 and 1995,
respectively, and is being amortized on a straight-line basis over a period of 10 years.

     During fiscal 1995, the Company wrote off $4,600,000 for a license from KME for KME's MR technology and industrial property rights due to changes in the technology which significantly reduced the future value of those property rights.

  FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

     For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.

     For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are translated at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company enters into foreign currency forward and swap contracts to minimize the impact of exchange rate fluctuations on the value of foreign currency denominated operations. The Company does not utilize derivative financial instruments for speculative or trading purposes.

  REVENUE RECOGNITION

     The Company recognizes revenue upon product shipment and provides currently for the estimated costs to rework products that may be returned for not meeting customer specifications.

  STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which becomes effective for the Company's fiscal 1997 year. The new standard allows companies to continue to follow APB Opinion 25, "Accounting for Stock Issued to Employees" (APBO 25), but requires additional disclosures. The Company plans to account for its employee stock plans in accordance with APBO 25 while providing the additional disclosures required by SFAS 123. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial statements or results of operations.

  NET INCOME (LOSS) PER SHARE

     Net loss per share is based upon the weighted average number of shares of common stock outstanding during fiscal 1996. Net income per share for fiscal years 1995 and 1994 is based upon the weighted average number of shares outstanding and common stock equivalent shares from stock options.

NOTE 2.  ACQUISITIONS

  CENSTOR CORPORATION

     In March 1996, the Company signed a definitive agreement to purchase certain assets, assume certain liabilities and acquire a non-exclusive license to intellectual property from Censtor, a developer of planar pseudo-contact and contact recording technology for disk drives. The purchase price includes a series of cash payments totaling approximately $10,000,000 with final payments totaling $2,500,000 due in fiscal 1997. The purchase price was allocated based on the estimated fair values of the license, equipment and assembled workforce acquired, and the liabilities of approximately $1,000,000 assumed.

     In determining the value of the technology in development and the related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9,000,000 and was expensed in fiscal 1996 as acquired in-process research and development. An intangible asset representing the assembled workforce was valued at $825,000 and is being amortized on a straight-line basis over its estimated useful life of two years.

  SUNWARD TECHNOLOGIES

     In August 1994, the Company issued approximately 9,069,000 shares of its Common Stock in exchange for all of the outstanding preferred and common stock of Sunward, a manufacturer of MIG recording heads and HSAs for rigid disk drives. The acquisition has been accounted for as a pooling-of-interests. In connection with the Sunward acquisition, in the fourth quarter of fiscal 1994 the Company recorded a charge for $2,384,000 consisting primarily of legal and audit fees, financial advisory fees and miscellaneous other expenses.

     Separate unaudited results of operations were as follows:

                                                                             MERGER
                                                     READ-RITE   SUNWARD    EXPENSES   COMBINED
                                                     ---------   --------   --------   --------
                                                     (IN THOUSANDS)
    Year Ended September 30, 1994:
      Net sales..................................... $ 479,978   $158,611   $     --   $638,589
      Net income....................................     8,302     13,776     (2,384)    19,694

NOTE 3.  JOINT VENTURE AGREEMENT

     The Company owns 50% plus two shares of the voting stock of Read-Rite SMI, a joint venture in Japan with Sumitomo, to develop, manufacture and sell thin film recording heads in Japan. The joint venture and the Company each have the exclusive right to distribute products in their respective territories, as well as rights to use certain of each other's technologies to support their respective operations in their respective territories under a variety of cross-licenses and cost-sharing agreements.

NOTE 4.  SPECIAL CHARGES

     During fiscal 1996, due to a variety of factors, the Company incurred several special charges. The Company incurred charges to cost of goods sold of approximately $6,000,000 in severance, relocation and other expenses during the second quarter of fiscal 1996 associated with the consolidation of its San Diego operations to Northern California. Also during the second quarter, the Company made an investment in planar technology as discussed in Note 2 above, incurring charges to research and development expense of approximately $9,000,000 related to the purchase of technology. In response to sudden reductions in certain customer programs in the disk drive industry during the second half of fiscal 1996, the rapid shift in the marketplace to newer technology products and the fact that the programs the Company had been participating in using MIG technology reached end-of-life, the Company incurred approximately $37,000,000 of charges, primarily to cost of goods sold, during the third and fourth quarters of fiscal 1996. These charges included approximately $5,200,000 associated with the termination of approximately 5,000 employees primarily at the Company s Philippines operations, approximately $24,100,000 for the write-down of capital assets, approximately $7,000,000 associated with end-of-life inventory and approximately $700,000 in other expenses. The Company does not expect any significant cash outlays in future quarters associated with these charges.

NOTE 5.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Investments in cash equivalents and short-term investments as of September 30 were as follows:

                                                                       1996         1995
                                                                     --------     --------
                                                                     (IN THOUSANDS)
    Money market funds.............................................  $ 36,109     $ 74,658
    Commercial paper...............................................     8,757       53,080
    Certificates of deposit........................................    56,080       37,355
    Medium term notes..............................................        --        3,000
    Auction rate preferred products................................    47,000       77,000
                                                                     --------     --------
                                                                      147,946      245,093
    Less amounts classified as cash equivalents....................    82,291      151,800
                                                                     --------     --------
    Amounts included in short-term investments.....................  $ 65,655     $ 93,293
                                                                     ========     ========

     As of September 30, 1996, all investments were classified as available-for-sale. As of September 30, 1995, all investments were classified as held-to-maturity, other than the auction rate preferred products, which were classified as available-for-sale. There were no material gross realized or unrealized gains or losses in any category of investment in fiscal 1996 or 1995.

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENTS

     Outstanding notional amounts for derivative financial instruments at September 30 were as follows:

                                                                       1996         1995
                                                                     --------     --------
                                                                     (IN THOUSANDS)
    Foreign currency forward contracts to purchase foreign
      currencies...................................................  $ 82,000     $134,000
    Foreign currency forward contracts to sell foreign
      currencies...................................................    38,000        6,000
    Currency swap agreement........................................    30,000           --
                                                                     --------     --------
                                                                     $150,000     $140,000
                                                                     ========     ========

     Foreign currencies that the Company currently manages exposure for are Japanese yen, Malaysian ringgit, Thai baht, and Philippine peso. Realized and unrealized gains and losses on foreign currency forward contracts are not deferred and are recorded in interest income and other, net. Interest income and other, net, included a net foreign exchange gain of $408,000 in fiscal 1996 and net foreign exchange losses of $240,000 and $1,833,000 in 1995 and 1994, respectively.

     Read-Rite SMI, the Company s joint venture in Japan with Sumitomo, has entered into a currency swap agreement to hedge the accounting exposure related to the translation of an intercompany loan. The currency swap agreement exchanges the U.S. dollar currency exposure of the underlying intercompany loan to Japanese yen.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies using current market rates. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values of cash and cash equivalents and short-term investments approximate amortized cost due to the short period of time to maturity. Fair values of long-term debt approximate recorded values due to floating interest rates on such debt and the determination that the interest rate on the $100 million notes approximate the current market rate.

     Estimated fair values of financial instruments outstanding at September 30 were as follows:

                                                          1996                      1995
                                                  ---------------------     ---------------------
                                                  CARRYING   ESTIMATED      CARRYING   ESTIMATED
                                                   AMOUNT    FAIR VALUE      AMOUNT    FAIR VALUE
                                                  --------   ----------     --------   ----------
                                                  (IN THOUSANDS)
    Cash and cash equivalents...................  $ 82,291    $  82,291     $168,860    $ 168,860
    Short-term investments......................    65,655       65,655       93,293       93,293
    Long-term debt..............................   182,193      182,193      145,695      145,695
    Currency swap agreement.....................        --         (288)          --           --
    Foreign currency forward contracts..........        80           80          201          201

NOTE 8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt at September 30, consisted of the following:

                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Senior unsecured notes at 7.53%, semi-annual interest payments, annual principal payments beginning September 1998, through
      September 2000...............................................  $100,000     $100,000
    Unsecured term loan at LIBOR plus 1.5% (currently set at a rate of 7.0%), quarterly interest payments with annual principal
      payments beginning in June 1999 through 2001.................    50,000           --
    Seven-year secured loan from a Thailand-based financing company at LIBOR plus 2.5% (currently set at a rate of 8.2%),
      semi-annual interest only payments with principal payments
      which began in August 1995, due August 1999..................    13,333       17,778
    Five-year secured loan from a Thailand-based financing company at LIBOR plus 2.5% (currently set at a rate of 8.4%),
      semi-annual interest only payments with principal payments
      which began in September 1995, due September 1998............     8,571       12,857
    Four-year secured equipment financing at 6.7%, monthly
      principal and interest payments through September 1997.......     2,004        2,666
    Five-year secured construction loan agreement with a
      Philippine-based bank at SIBOR plus 3% (8.3% at September 30,
      1996), monthly interest payments, and quarterly principal
      payments which began in May 1995 through May 1999............     8,168       11,138
    Capital lease obligations......................................     5,457       13,915
    Other..........................................................       117        1,256
                                                                     --------     --------
         Total debt................................................   187,650      159,610
    Less current portion...........................................    15,613       22,204
                                                                     --------     --------
    Long-term debt, non-current portion............................  $172,037     $137,406
                                                                     ========     ========

     Future aggregate maturities of long-term debt and capital lease obligations are as follows:

                                                                             (IN THOUSANDS)
    Fiscal Year Ended September 30,
      1997.................................................................     $ 15,613
      1998.................................................................       46,811
      1999.................................................................       54,012
      2000.................................................................       46,214
      2001.................................................................       25,000
                                                                                --------
              Total maturities of long-term debt and capital lease
                obligations................................................     $187,650
                                                                                ========

     The above loans, exclusive of the unsecured senior notes and the unsecured term loan, are secured by certain equipment and facilities.

     Obligations under capital leases represent the present value of future minimum lease payments under various lease arrangements. The Company typically has an option to purchase the leased assets at the end of the lease term for the fair market value. Obligations under the lease agreements are collateralized by the assets leased. Total assets under lease were approximately $8,395,000 and $21,286,000 at September 30, 1996 and 1995, respectively. Accumulated depreciation of these leased assets was approximately $1,987,000 and $3,710,000 at September 30, 1996 and 1995, respectively.

  LINE OF CREDIT

     As of September 30, 1996, the Company had $65,000,000 available under the Revolving Facility. The terms of the Revolving Facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval.

  COVENANTS

     While the Company was in compliance with the covenants associated with the Notes and the Term Loan during fiscal 1996, it was not in compliance with three of the covenants under the Revolving Facility and one of the covenants under an operating lease for land ("the Lease") at the end of the third quarter of fiscal 1996. The Company was able to obtain the appropriate waivers for the third quarter. Based on projections, the Company anticipated that it would not be in compliance with the fixed charges coverage ratio covenants under the Notes and Revolving Facility, and the consolidated net income covenants under the Term Loan, Revolving Facility and Lease as of the end of the fourth quarter of fiscal 1996. Consequently, the Company negotiated with the financial institutions and subsequently amended the covenants or obtained the appropriate waivers. The Company was in compliance with all of its covenants as of September 30, 1996, as amended.

NOTE 9.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                               YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                              1996        1995        1994
                                                             -------     -------     ------
                                                                     (IN THOUSANDS)
    Current:
      Federal..............................................  $    --     $ 2,010     $3,713
      State................................................      161         160        563
      Foreign..............................................   29,353      30,632        319
                                                             -------     -------     ------
                                                              29,514      32,802      4,595
    Deferred:
      Federal..............................................    4,322       7,600         --
      State................................................      746       1,313         --
                                                             -------     -------     ------
                                                               5,068       8,913         --
                                                             -------     -------     ------
    Provision for income taxes.............................  $34,582     $41,715     $4,595
                                                             =======     =======     ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company s deferred tax assets and liabilities are as follows for the years ended September 30:

                                                               1996       1995       1994
                                                             --------   --------   --------
                                                                     (IN THOUSANDS)
    Deferred Tax Assets:
      Inventory............................................  $  1,419   $    122   $    882
      Accrued compensation and other benefits..............     4,186      4,051      3,531
      Basis difference in fixed assets.....................        --         --      4,632
      Net operating loss carryforwards.....................    40,248     34,950     12,683
      Deferred rental payments.............................       640        759        846
      Allowance for doubtful accounts......................       263        151        226
      Charitable contribution carryforwards................       431         --         --
      Investment valuation.................................       902         --         --
      Other................................................       427        230        404
                                                             --------   --------   --------
         Total deferred tax assets.........................    48,516     40,263     23,204
    Valuation allowance for deferred tax assets............   (44,653)   (33,893)   (17,965)
                                                             --------   --------   --------
    Net deferred tax assets................................     3,863      6,370      5,239
                                                             --------   --------   --------
    Deferred Tax Liabilities:
      Taxes on foreign operations including translation
         gain..............................................    10,205     15,849      7,709
      Basis difference in fixed assets.....................     3,863      1,131         --
                                                             --------   --------   --------
         Total deferred tax liabilities....................    14,068     16,980      7,709
                                                             --------   --------   --------
              Total net deferred tax liabilities...........  $ 10,205   $ 10,610   $  2,470
                                                             ========   ========   ========

     The Company's valuation allowance for deferred tax assets increased by $10,760,000 and $15,928,000 in fiscal 1996 and 1995, respectively, and decreased by $655,000 in fiscal 1994. Approximately $29,687,000 of the Company's valuation allowance for deferred assets at September 30, 1996 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

     Reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30:

                                                           1996         1995         1994
                                                          -------     --------     --------
                                                          (IN THOUSANDS)
    Income tax expense computed at federal statutory
      rate..............................................  $ 1,371     $ 62,130     $ 10,068
    State income tax, net of federal benefit............      485          957          366
    Net earnings subject to foreign taxes at lower
      rates.............................................   (1,299)     (18,222)      (6,638)
    Losses for which no current year benefit is
      available.........................................   34,025           --        2,923
    Tax benefit of net operating loss carryforward......       --       (3,150)      (2,124)
                                                          --------    --------     --------
    Provision for income taxes..........................  $34,582     $ 41,715     $  4,595
                                                          ========    ========     ========

     Pretax income from foreign operations was approximately $25,507,000, $164,500,000 and $9,600,000 in fiscal 1996, 1995 and 1994, respectively. The
Company enjoys tax holidays with respect to its two operations in Thailand which will expire in fiscal 1998 and 2002 and in Carmel Rey of the Philippines which will expire in fiscal 2001. The impact of these holidays was to decrease the net loss by approximately $11,000,000 ($0.24 per share) in fiscal 1996, and increase net income by approximately $7,100,000 ($0.15 per share) in fiscal 1995 and $3,400,000 ($0.07 per share) in fiscal 1994. At September 30, 1996, accumulated pretax earnings of approximately $144,257,000 are intended to be permanently reinvested outside the United States and no federal tax has been provided on these earnings. A foreign tax credit of approximately $29,587,000 would be available to offset federal tax upon repatriation of foreign earnings.

     At September 30, 1996, the Company had a federal net operating loss carryforward of approximately $115,000,000 for United States federal tax return purposes, expiring in fiscal years 1999 through 2011.

NOTE 10.  COMMITMENTS

  PURCHASE COMMITMENTS

     Commitments for construction or purchase of plant and equipment for the Company totaled approximately $60 million at September 30, 1996.

  OPERATING LEASES

     The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2015 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was approximately $8,415,000, $11,306,000 and $10,884,000 for fiscal years 1996,
1995 and 1994, respectively.

     Future minimum rental payments under operating leases at September 30 are:

                                                                         (IN THOUSANDS)
        1997...........................................................     $  9,729
        1998...........................................................        8,830
        1999...........................................................        8,330
        2000...........................................................        7,492
        2001...........................................................        6,621
        Thereafter.....................................................       11,593
                                                                             -------
                  Total future minimum lease payments..................     $ 52,595
                                                                             =======

NOTE 11.  LITIGATION

     On December 11, 1996, a class action complaint (the "Complaint") was filed in the Superior Court of the State of California, Santa Clara County, against the Company and certain of its officers and directors. The Complaint alleges violations of certain California securities laws, fraud, unlawful, unfair or fraudulent business practices, and false and misleading advertising. The Company is accepting service of the Complaint, but has not yet had the opportunity to investigate the claims made in such Complaint. However, based on its preliminary review of the Complaint, the Company believes it has meritorious defenses and intends to defend this action vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on the Company's business, results of operations and financial condition.

     Except as so noted, the Company is not a party, nor is its property subject, to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 12.  EMPLOYEE STOCK AND BENEFIT PLANS

     The Company has granted stock options to purchase its Common Stock to key employees under two option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan") and the 1995 Stock Option Plan (the "1995 Plan"). Options granted have exercise prices equal to the fair market value as of the date of grant; under either plan, however, the Company's Board of Directors has authority to grant options at not less than 100% of the fair market value as of the date of grant with respect to incentive stock options and at not less than 85% of the fair market value as of the date of grant with respect to nonstatutory stock options. To date, the Board of Directors has exercised this authority on a single grant under the 1987 Plan; all grants under the 1995 Plan have been at 100% of the fair market value on the date of grant. Effective November 1995, options granted under these plans vest over four years, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. Options granted under the 1987 Plan prior to such date vested over three years at the rate of 25%, 25% and 50% annually, starting one year from the date of grant. The 1995 Plan was approved by the Company's stockholders at its 1996 Annual Meeting of Stockholders, with 3,000,000 shares of Common Stock reserved for issuance thereunder; the 1995 Plan also provides that all shares authorized for issuance under the 1987 Plan but not subject to grant at February 1996, and all shares returned to the 1987 Plan thereafter due to option cancellations or expiration, be rolled over into the 1995 Plan. In accordance with the Agreement and Plan of Reorganization dated as of June 9, 1994 among the Company, Sunward and Read-Rite Acquisition Corporation, the Company assumed all outstanding options under Sunward's 1991 Incentive Stock Option Plan. The options generally vest over a four-year period.

     In May 1991, the Company's Board of Directors approved a Director Option Plan (the "Director Plan") and reserved 150,000 shares of Common Stock for issuance pursuant to the Director Plan. The Director Plan provides for the granting of stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board and on each July 1 thereafter, each non-employee director automatically receives an option to purchase 6,000 shares of the Company's Common Stock at an exercise price equal to fair market value on the date of grant. The options granted under the 1991 plan vest over a three-year period at the rate of 25%, 25% and 50% annually, starting one year from the date of grant, and have a term of ten years. Effective December 1995, the Company changed vesting for new grants to four years, such that vesting will occur at the rate of 25% annually, starting one year from the date of grant.

     Stock option activity under these employee and director option plans was as follows:

                                                       OPTIONS OUTSTANDING
                                                  -----------------------------
                                                   OPTION PRICE      NUMBER OF      AVAILABLE
                                                     PER SHARE         SHARES       FOR GRANT
                                                  ---------------    ----------     ----------
    Balance at September 30, 1993...............  $  0.07 - 31.25     5,339,691      4,367,331
      Grants....................................  $  6.55 - 17.63     1,815,943     (1,815,943)
      Exercised.................................  $  0.07 - 14.25      (857,828)            --
      Canceled..................................  $  0.33 - 31.25      (556,789)       556,789
                                                                     ----------     ----------
    Balance at September 30, 1994...............  $  0.33 - 31.25     5,741,017      3,108,177
      Grants....................................  $ 15.13 - 41.25     1,883,458     (1,883,458)
      Exercised.................................  $  0.33 - 31.25    (2,296,855)            --
      Canceled..................................  $  0.60 - 41.25      (336,496)       326,144
                                                                     ----------     ----------
    Balance at September 30, 1995...............  $  0.33 - 41.25     4,991,124      1,550,863
      Additional shares reserved................                             --      3,000,000
      Grants....................................  $  9.94 - 37.13     1,322,799     (1,322,799)
      Exercised.................................  $  0.33 - 28.75      (366,065)            --
      Canceled..................................  $  0.60 - 41.25      (612,008)       577,403
                                                                     ----------     ----------
    Balance at September 30, 1996...............  $  0.60 - 41.25     5,335,850      3,805,467
                                                                     ==========     ==========

     At September 30, 1996, 1995 and 1994, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 2,009,000, 1,003,000 and 2,079,000 shares, respectively.

     In fiscal 1991, the Company granted to the Chief Executive Officer an option, independent of an option plan, to purchase 1,188,037 shares of Common Stock at $0.33 per share. As of September 30, 1996, 708,760 options have been exercised, and 479,277 options were exercisable.

     The Board of Directors has adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire Common Stock at the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. Offering periods each have a six-month duration commencing on April 1 and October 1 of each year. The Board of Directors has reserved 1,000,000 shares under this plan and, at September 30, 1996, there were 390,218 shares available for purchase.

     The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible employees may contribute, on a pre-tax basis, between 2% and 15% of their total annual income from the Company, excluding certain year-end bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. Of the shares contributed to each employee's account, 25% vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. The Board of Directors has reserved 500,000 shares under the 401(k) Plan and, at September 30, 1996, there were 50,723 shares available for issuance. Subsequent to year end the Board of Directors reserved an additional 500,000 shares of Common Stock for issuance under the 401(k) Plan.

NOTE 13.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. The Company performs credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Principal customers for years ended September 30 were as follows:

                                                                  1996       1995       1994
                                                                  ----       ----       ----
                                                                   (AS A PERCENTAGE OF NET
                                                                  SALES)
    Western Digital.............................................   43 %       37 %       34 %
    Quantum.....................................................   29 %       29 %       23 %
    Maxtor......................................................   12 %       11 %       13 %
    Seagate (formerly Conner Peripherals).......................    8 %       13 %       15 %
    All Others..................................................    8 %       10 %       15 %
                                                                  ---        ---        ---
              Total.............................................  100 %      100 %      100 %
                                                                  ===        ===        ===

NOTE 14.  GEOGRAPHIC INFORMATION

     The following table summarizes the Company's operations in different geographic areas:

                                                UNITED
                                                STATES     FAR EAST    ELIMINATIONS   CONSOLIDATED
                                               --------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
    YEAR ENDED SEPTEMBER 30, 1996
    Sales to unaffiliated customers..........  $ 30,830   $  960,288    $       --     $   991,118
    Transfers between geographic areas.......   152,905      337,991      (490,896)             --
                                               --------   ----------     ---------      ----------
              Total net sales................  $183,735   $1,298,279    $ (490,896)    $   991,118
                                               ========   ==========     =========      ==========
    Operating income (loss)..................  $(17,867)  $   25,656    $       --     $     7,789
                                               ========   ==========     =========      ==========
    Identifiable assets......................  $694,993   $  722,346    $ (508,667)    $   908,672
                                               ========   ==========     =========      ==========
    YEAR ENDED SEPTEMBER 30, 1995
    Sales to unaffiliated customers..........  $181,631   $  821,409    $       --     $ 1,003,040
    Transfers between geographic areas.......    85,877      335,208      (421,085)             --
                                               --------   ----------     ---------      ----------
              Total net sales................  $267,508   $1,156,617    $ (421,085)    $ 1,003,040
                                               ========   ==========     =========      ==========
    Operating income.........................  $ 12,234   $  167,436    $   (1,824)    $   177,846
                                               ========   ==========     =========      ==========
    Identifiable assets......................  $870,900   $  954,427    $ (885,870)    $   939,457
                                               ========   ==========     =========      ==========
    YEAR ENDED SEPTEMBER 30, 1994
    Sales to unaffiliated customers..........  $207,964   $  430,625    $       --     $   638,589
    Transfers between geographic areas.......    60,150      273,469      (333,619)             --
                                               --------   ----------     ---------      ----------
              Total net sales................  $268,114   $  704,094    $ (333,619)    $   638,589
                                               ========   ==========     =========      ==========
    Operating income.........................  $  5,573   $   26,260    $        3     $    31,836
                                               ========   ==========     =========      ==========
    Identifiable assets......................  $400,900   $  473,045    $ (243,353)    $   630,592
                                               ========   ==========     =========      ==========

     The Company records sales and transfers between geographic areas under two methods (1) at prices which, in general, provide a profit after coverage of all manufacturing costs and (2) on a consignment basis, in which case the sales recorded reflect only service revenue. Operating income (loss) is total net sales less cost of sales and operating expenses. Identifiable assets by geographic area are those assets used in the Company's operations in each area.

     Export sales represent sales to foreign-based subsidiaries of predominantly United States headquartered companies and to customers of Read-Rite SMI in Japan. These export sales were primarily to the Far East and were approximately $945,679,000, $972,060,000, and $591,423,000 for fiscal years 1996, 1995 and
1994, respectively.

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1996(1),(2),(3)
      Net sales...................................  $299,211   $258,219   $238,281   $195,407
      Gross margin................................  $ 83,402   $ 42,709   $ 11,369   $(33,826)
      Net income (loss)...........................  $ 42,571   $  1,287   $(22,910)  $(63,934)
      Net income (loss) per share.................  $   0.88   $   0.03   $  (0.49)  $  (1.37)
    1995(4),(5)
      Net sales...................................  $219,483   $241,799   $253,081   $288,677
      Gross margin................................  $ 46,695   $ 56,782   $ 66,055   $ 94,508
      Net income..................................  $ 19,575   $ 24,999   $ 32,295   $ 46,696
      Net income per share........................  $   0.42   $   0.53   $   0.68   $   0.95

---------------
(1) The second quarter results include a $9 million charge to research and development expenditures for the acquisition of planar technology, and a $6 million charge to cost of goods sold for the consolidation of San Diego operations to Northern California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Research and Development Expenses and Gross Margin" and Notes 2 and 4.

(2) The third quarter results include $10 million in charges to cost of goods sold related to obsolete fixed assets and excess inventory related to end-of-life products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gross Margin."

(3) The fourth quarter results include charges of approximately $27 million, primarily to cost of goods sold for severance charges, fixed assets obsolescence issues and excess inventory related to end-of-life products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gross Margin" and Note 4.

(4) The fourth quarter results include a $4.6 million write-off to research and development relating to MR technology purchased from KME. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Research and Development Expenses" and Note 1 -- Intangible and Other Assets.

(5) The fourth quarter results include a $2.4 million expense of an investment in Redwood MicroSystems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Research and Development Expenses."

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

     We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
October 21, 1996, except for Note 11,
  for which the date is December 11, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 25, 1997 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the sections entitled "Record Date and Principal Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 1996 are included herewith:

         Consolidated Balance Sheets,
         Consolidated Statements of Operations,
         Consolidated Statements of Cash Flows,
         Consolidated Statements of Stockholders' Equity,
         Notes to Consolidated Financial Statements, and
         Report of Ernst & Young LLP, Independent Auditors

     (2) Supplemental Schedules

        Schedule II Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits

  EXHIBIT
   NUMBER                                 DESCRIPTION OF DOCUMENT
------------  -------------------------------------------------------------------------------
 3.1(16)      Restated Certificate of Incorporation, as amended
 3.2(16)      Bylaws, as amended
 4.1(16)      Article X of Restated Certificate of Incorporation (See Exhibit 3.1)
 4.2(1)       Amended Registration Rights Agreement, dated as of June 27, 1991 and amended
              August 12, 1991
 4.3(1)       Form of Common Stock Certificate
10.1(1)       Form of Indemnification Agreement
10.2(6)*      Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(16)*     Amended and Restated 1995 Director Option Plan and form of Option Agreement
10.4*         Amended and Restated 401(k) Retirement Savings Plan and Summary Plan
              Description
10.5(4)*      Employee Stock Purchase Plan
10.6(1)*      Stock Option Agreement dated February 4, 1991 between the Company and Cyril J.
              Yansouni, as amended May 16, 1991
10.7(6)*      Offer of employment dated April 7, 1993 from the Company to Dr. Frederic
              Schwettmann
10.8(1)       Series CC Preferred Stock and Convertible Subordinated Note Purchase Agreement
              between the Company and Sumitomo, dated as of June 14, 1991
10.9(9)       Joint Venture Agreement dated as of June 14, 1991 between the Company and
              Sumitomo Metal Industries, Ltd. ("Sumitomo")
10.10(7)      First Addendum dated as of December 14, 1993 to Joint Venture Agreement dated as of June 14, 1991 between the Company and Sumitomo (See Exhibit 10.11)
10.11(1)      License Agreement between the Company and Read-Rite SMI Corporation ("Read-Rite
              SMI") dated July 18, 1991
10.12(1)      Distribution Agreement between the Company and Read-Rite SMI dated July 18,
              1991
10.13(1)      Distribution Agreement between Read-Rite SMI and the Company dated July 18,
              1991

  EXHIBIT
   NUMBER                                 DESCRIPTION OF DOCUMENT
------------  -------------------------------------------------------------------------------
10.14(7)      First Addendum dated as of December 14, 1993 to the License and Distribution
              Agreements between the Company and Read-Rite SMI (See Exhibits 10.13, 10.14 and
              10.15)
10.15(1)      Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated
              July 18, 1991
10.16(5)      Lease Agreement between Read-Rite SMI and Sumitomo
10.17(1)      Termination Agreement, dated as of August 13, 1991 by and between Company and
              Sunward Technologies, Inc.
10.18(1)(4)   Asset Purchase Agreement between Conner Peripherals, Inc., Conner Peripherals
              Malaysia, Sdn Bhd and the Company, dated as of August 30, 1991, as amended
              October 26, 1991(Confidential treatment granted as to certain portions of this exhibit)
10.19(2)(3)   Agreement for Purchase and Sale of Assets, dated as of November 14, 1991, by and among the Company, Read-Rite International, Maxtor Singapore Limited and
              Maxtor Corporation, as amended December 20, 1991
10.20(1)      License Agreement between International Business Machines Corporation and the
              Company dated as of October 1, 1986
10.21(6)      License Agreement dated September 14, 1993 between the Company and Kyushu
              Matsushita Electric Co., Ltd. (Confidential treatment requested for certain portions of this exhibit)
10.22(10)     Cross-License Agreement dated December 31, 1994 between the Company and Seagate
              Technology Inc.
10.23(1)      Lease between Greenville Dallas Delaware, Inc. and the Company dated July 1,
              1991
10.24(1)      Lease between Kim Camp No. VII and the Company dated April 21, 1991
10.25(12)     First Amendment to Lease Agreement dated October 30, 1995 between Kim Camp No.
              VII and the Company
10.26(1)      Lease between Confederation Life Insurance Corporation and the Company, dated
              July 12, 1991
10.27(5)      Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between
              Shuwa Investments Corporation and the Company
10.28(5)      Loan Agreement between The Industrial Finance Corporation of Thailand (the
              "IFCT") and Read-Rite (Thailand) Co. Ltd., dated as of September 25, 1992 and related Agreement for Pledge of Properties, Agreement for Custodianship of
              Pledged Properties and Suretyship Contract, dated as of September 30, 1992, by the Company in favor of the IFCT
10.29(6)      Loan Agreement between the IFCT and Read-Rite (Thailand) Co. Ltd., dated as of
              September 24, 1993 and related Suretyship Contract dated as of September 23,
              1993 by the Company in favor of the IFCT
10.30(9)      Third Amended and Restated Credit Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian
              Imperial Bank of Commerce, New York Agency
10.31(10)     First Amendment dated February 24, 1995 to Third Amended and Restated Credit
              Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
              New York Agency
10.32(11)     Second Amendment dated June 30, 1995 to Third Amended and Restated Credit
              Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
              New York Agency

  EXHIBIT
   NUMBER                                 DESCRIPTION OF DOCUMENT
------------  -------------------------------------------------------------------------------
10.33(12)     Third Amendment dated September 22, 1995 to Third Amended and Restated Credit
              Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
              New York Agency
10.34(12)     Note Purchase Agreement dated September 29, 1995 among the Company and the purchasers named therein pertaining to the Company s sale of $100,000,000 in
              7.53% Senior Notes due September 15, 2000
10.35(13)     Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal
              Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
10.36(13)     Agreement and Second Addendum to License Agreement and Distribution Agreements
              between the Company, Sumitomo Metal Industries, Ltd., Read-Rite SMI Kabushiki
              Kaisha and Read-Rite SMI (Thailand) Co., Ltd.
10.37(14)     Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and Censtor Corporation dated March 29, 1996
10.38(14)     Fourth Amendment to Third Amended and Restated Credit Agreement dated as of
              December 14, 1994 among the Company, the financial institutions named therein,
              CIBC Inc., and Canadian Imperial Bank of Commerce, New York Agency
10.39(14)     Lease of the Land dated April 25, 1996 between Sumitomo Bank Leasing and
              Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of
              Trust, Financing Statement, Security Agreement and Fixture Filing with
              Assignment of Rents and Leases
10.40(16)     Term Loan Agreement Between Read-Rite Corporation as Borrower and Financial
              Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated
              June 28, 1996
10.41(15)*    1995 Stock Option Plan and form of Stock Option Agreement
10.42(15)*    Years of Service Plan
10.43         First Amendment to Note Purchase Agreement dated September 29, 1995 among the
              Company and the purchasers named therein pertaining to the Company s sale of
              $100,000,000 in 7.53% Senior Notes due September 15, 2000, dated September 29,
              1996
10.44         Amendment to Lease of the Land dated April 25, 1996 between Sumitomo Bank
              Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement, Security Agreement and Fixture
              Filing with Assignment of Rents and Leases, dated October 15, 1996
10.45         Fifth Amendment to Third Amended and Restated Credit Agreement dated as of
              December 14, 1994 among the Company, the financial institutions named therein,
              CIBC Inc., and Canadian Imperial Bank of Commerce, New York Agency, dated
              September 29, 1996
10.46         First Amendment to Term Loan Agreement dated June 28, 1996 between Read-Rite
              Corporation as Borrower and Financial Institutions as Banks and Canadian
              Imperial Bank of Commerce as Agent, dated September 29, 1996
11.1          Calculation of Earnings Per Share
21.1          List of Subsidiaries
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1          Power of Attorney (included on page 49)
27            Financial Data Schedule

---------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

 (3) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 10, 1992.

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1992.

 (5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-53900), effective November 17, 1992.

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

 (9) Incorporated by reference from the Company s Annual Report on Form 10-K for the fiscal quarter ended September 30, 1994.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(15) Incorporated by reference from the Company s Registration Statement on Form S-8 dated April 25, 1996.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

     (b) Reports on Form 8-K

        None

     (c) Exhibits

        See subsection (a)(3) above.

     (d) Financial Statement Schedules

        See subsection (a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 18th day of December, 1996.

                                          Read-Rite Corporation

                                          By: /s/  CYRIL J. YANSOUNI

                                            ------------------------------------
                                            Cyril J. Yansouni, Chairman and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cyril J. Yansouni and John T. Kurtzweil, and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                              TITLE                       DATE
------------------------------------------  ----------------------------    ------------------
          /s/  CYRIL J. YANSOUNI            Chief Executive Officer         December 18, 1996
------------------------------------------    (Principal Executive
            Cyril J. Yansouni                 Officer) and Chairman of
                                              the Board of Directors

        /s/  FREDERIC SCHWETTMANN           President, Chief Operating      December 18, 1996
------------------------------------------    Officer and Director
           Frederic Schwettman

          /s/  JOHN T. KURTZWEIL            Vice President, Finance and     December 18, 1996
------------------------------------------    Chief Financial Officer
            John T. Kurtzweil                 (Principal Financial and
                                              Accounting Officer)

           /s/  JOHN G. LINVILL             Director                        December 18, 1996
------------------------------------------
             John G. Linvill

          /s/  WILLIAM J. ALMON             Director                        December 18, 1996
------------------------------------------
             William J. Almon

        /s/  MICHAEL L. HACKWORTH           Director                        December 18, 1996
------------------------------------------
           Michael L. Hackworth

         /s/  MATTHEW J. O'ROURKE           Director                        December 18, 1996
------------------------------------------
           Matthew J. O'Rourke

                                                                     SCHEDULE II

                             READ-RITE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                           CHARGED
                                                           BALANCE AT     (CREDITED)     CHARGED                     BALANCE
                                                           BEGINNING      TO COSTS/         TO        DEDUCTION      AT END
   PERIOD ENDING                CERTIFICATION              OF PERIOD       EXPENSES      OTHER(2)        (1)        OF PERIOD
-------------------    --------------------------------    ----------     ----------     --------     ---------     ---------
September 30, 1996     Allowance for doubtful accounts       $3,017         $ (620)        $189         $  --        $ 2,586
September 30, 1995     Allowance for doubtful accounts       $1,627         $1,390         $ --         $  --        $ 3,017
September 30, 1994     Allowance for doubtful accounts       $2,163         $   82         $ --         $ 618        $ 1,627

---------------
(1)  Reductions in the allowance represent write-offs of accounts receivable.

(2)  Translation adjustment