Form 10-Q
period 1996-12-31
READ RITE CORP /DE/
filed 1997-02-10
CIK 819480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

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

                                          Yes   X   No
                                              -----   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, $.0001 PAR VALUE             47,117,632 SHARES
              (Class)                (Outstanding at January 26, 1997)

                              READ-RITE CORPORATION

                                      INDEX

                                                                     Page No.
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets-
              December 31, 1996 and September 30, 1996                    3

            Consolidated Condensed Statements of Operations-
              Three Months Ended December 31, 1996 and 1995               4

            Consolidated Condensed Statements of Cash Flow-
              Three Months Ended December 31, 1996 and 1995               5

            Notes to Consolidated Condensed Financial Statements          6

      Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

PART II- OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                          18

SIGNATURE                                                                19

INDEX OF EXHIBITS                                                        20

PART I. FINANCIAL STATEMENTS

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1996           1996
                                                      --------       --------
                                                    (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                         $ 63,836       $ 82,291
    Short-term investments                              68,585         65,655
    Accounts receivable, net                           109,806         90,142
    Inventories                                         51,039         58,005
    Prepaid expenses and other current assets           14,033         13,962
                                                      --------       --------
      Total current assets                             307,299        310,055
  Property, plant and equipment, at cost               880,809        834,852
  Less:  Accumulated depreciation and amortization     299,786        267,558
                                                      --------       --------
      Net property, plant and equipment                581,023        567,294
  Intangible and other assets                           30,546         31,323
                                                      --------       --------
        TOTAL ASSETS                                  $918,868       $908,672
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                  $ 94,130       $ 88,434
    Accrued compensation and benefits                   28,214         27,099
    Income taxes payable                                25,340         27,754
    Other accrued liabilities                           38,769         37,196
    Current portion of long-term debt and
     capital lease obligations                          15,803         15,613
                                                      --------       --------
      Total current liabilities                        202,256        196,096
  Long-term debt and capital lease obligations         170,129        172,037
  Deferred income taxes and other                       16,733         15,458
                                                      --------       --------
        TOTAL LIABILITIES                              389,118        383,591
                                                      --------       --------
  Minority interest in consolidated subsidiary          68,902         71,282
                                                      --------       --------
  Commitments and contingencies Stockholders' equity:
    Common stock, $.0001 par value                           5              5
    Additional paid-in capital                         339,289        336,113
    Retained earnings                                  120,896        114,979
    Cumulative translation adjustment                      658          2,702
                                                      --------       --------
      TOTAL STOCKHOLDERS' EQUITY                       460,848        453,799
                                                      --------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $918,868       $908,672
                                                      ========       ========

                   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------
                                                               (UNAUDITED)
Net sales                                                $251,588       $299,211
Cost of sales                                             215,774        215,809
                                                         --------       --------
Gross margin                                               35,814         83,402
Operating expenses:
  Research and development                                 14,938          8,156
  Selling, general and administrative                      10,753         11,509
                                                         --------       --------
     Total operating expenses                              25,691         19,665
                                                         --------       --------
Operating income                                           10,123         63,737
Interest expense                                            3,628          3,123
Interest income and other, net                              2,113          2,445
                                                         --------       --------
Income before provision for income taxes
  and minority interest                                     8,608         63,059
Provision for income taxes                                  2,668         15,764
                                                         --------       --------
Income before minority interest                             5,940         47,295
Minority interest in net income of
  consolidated subsidiary                                     153          4,724
                                                         --------       --------
NET INCOME                                               $  5,787       $ 42,571
                                                         ========       ========
NET INCOME PER SHARE                                     $   0.12       $   0.88
                                                         ========       ========
SHARES USED IN PER SHARE CALCULATION                       48,098         48,589
                                                         ========       ========



                   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       ---------      ---------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   5,787      $  42,571
  Adjustments required to reconcile
   net income to cash provided
   by operations:
  Depreciation and amortization                           37,194         19,680
  Minority interest in net income of
   consolidated subsidiary                                   153          4,724
  Other, net                                              (1,126)         2,315
  Changes in assets and liabilities:
   Accounts receivable, net                              (21,347)         2,447
   Inventories                                             6,646        (10,846)
   Prepaid expenses and other current assets                 (87)        (2,325)
   Accounts payable, accrued liabilities and
     income taxes payable                                  8,567         (1,803)
                                                       ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 35,787         56,763
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                              (51,731)       (66,697)
  Maturities of available-for-sale
    investments                                           95,953        294,425
  Purchases of available-for-sale
    investments                                          (98,687)      (310,286)
  Other assets and liabilities, net                       (1,099)        (2,909)
                                                       ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                    (55,564)       (85,467)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on
   long-term debt and capital
    lease obligations                                     (1,718)        (8,231)
  Repurchase of common stock                                --          (32,804)
  Proceeds from issuance of common stock                   2,974          2,399
                                                       ---------      ---------
NET CASH PROVIDED BY
   (USED IN) FINANCING ACTIVITIES                          1,256        (38,636)
                                                       ---------      ---------
Effect of exchange rate changes on cash                       66          5,925
                                                       ---------      ---------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                      (18,455)       (61,415)
Cash and cash equivalents at
   beginning of period                                    82,291        168,860
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $  63,836      $ 107,445
                                                       =========      =========

Supplemental disclosures:
  Cash paid during the period for:
   Interest                                            $   1,456      $     512
   Income taxes                                        $   5,489      $  28,439
  Other non-cash items:
   Issuances of common stock under 401K plan           $     202      $     292


                   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1.

Read-Rite Corporation (the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on a Sunday closest to September 30. The first quarters of fiscal 1997 and 1996 ended on December 29, 1996 and December 31, 1995, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1996 and fiscal 1997 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1997. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1996 Annual Report on Form 10-K.

Note 2.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories (in thousands) consisted of the following at:

                                   December 31,    September 30,
                                       1996            1996
                                   ------------    ------------
      Raw materials                   $11,556        $13,591
      Work-in-process                  29,361         34,157
      Finished goods                   10,122         10,257
                                      -------        -------
        Total inventories             $51,039        $58,005
                                      =======        =======

For a discussion of certain risks associated with the Company's inventories, see "Certain Additional Business Risks" on pages 12 through 17 below.

Note 3.

The provision for income taxes for the three months ended December 31, 1996 is based upon the Company's estimated annual effective tax rate for fiscal 1997. The effective tax rate differs from the statutory federal income tax rate primarily due to net tax savings associated with certain of the Company's foreign operations.

Note 4.

On January 9, 1997, the Company accepted service of a class action complaint (the "State Action Complaint") filed in the Superior Court of the State of California, Santa Clara County, against the Company and certain of its officers and directors. The Complaint alleges violations of certain California securities laws, fraud, unlawful, unfair or fraudulent business practices, and false and misleading advertising, and states a class period of April 19, 1995 through January 22, 1996. The Company has since been advised that two additional complaints (the "Federal Action Complaints") have been filed against the Company and certain of its officers in the United States District Court, Northern District of California, San Jose Division, alleging violations of the Securities Exchange Act of 1934, and stating class periods of April 19, 1995 through January 22, 1996, and July 19, 1995 through June 19, 1996, respectively. The Company is accepting service of the Federal Action Complaints. Based on its preliminary review of the State Action Complaint and the Federal Action Complaints, the Company believes that the Company and the individual

                              READ-RITE CORPORATION
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)

Note 4. (Continued)

defendants have meritorious defenses. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to defend these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in these complaints could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's plan to spend approximately $300 million on capital expenditures in fiscal 1997, the Company's belief that its liquid assets, credit facilities and cash generated from operations are sufficient to fund its operations in fiscal 1997 and the Company's projection that head stack assemblies ("HSAs") will comprise approximately two-thirds of the Company's net sales in fiscal 1997. Actual results for future periods could differ materially from those projected in such forward-looking statements. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements are failure by the Company to execute on planar, inductive or MR product development, obtain necessary customer qualifications on new programs, to timely and cost-effectively introduce those programs into manufacturing, and to achieve and maintain acceptable production yields on those programs; constraints on supplies of raw materials or components limiting the Company's ability to increase production; significant increases or decreases in demand for the Company's products, changes to the Company's product mix, and changes in business conditions affecting the Company which significantly increase the Company's working capital needs; or the Company's inability to obtain or generate sufficient capital to fund such working capital needs. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" on pages 12 through 17 below.

Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                        Three Months Ended
                                                           December 31,
                                                       -------------------
                                                        1996         1995
                                                       -------      ------
Net sales                                                100.0%      100.0%
Cost of sales                                             85.8        72.1
                                                       -------      ------
Gross margin                                              14.2        27.9
                                                       -------      ------
Operating expenses:
  Research and development                                 5.9         2.7
  Selling, general and administrative                      4.3         3.9
                                                       -------      ------
     Total operating expenses                             10.2         6.6
                                                       -------      ------
Operating income                                           4.0        21.3
Interest expense                                           1.4         1.0
Interest income and other, net                             0.8         0.8
                                                       -------      ------
Income before income taxes and
  minority interest                                        3.4        21.1
Provision for income taxes                                 1.1         5.3
                                                       -------      ------
Income before minority interest                            2.3        15.8
Minority interest in net income of
  consolidated subsidiary                                  0.0         1.6
                                                       -------      ------
Net income                                                 2.3        14.2
                                                       =======      ======

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Sales

Net sales for the three months ended December 31, 1996 were $251.6 million, a 15.9% decrease from net sales of $299.2 million for the three months ended December 31, 1995. The decrease in net sales between the two periods was primarily attributable to end-of-life for the Company's metal-in-gap ("MIG") products, which occurred at the end of the third quarter of fiscal 1996. MIG products accounted for $64.9 million, or 21.7% of net sales for the three months ended December 31, 1995, compared to less than $1 million for the three months ended December 31, 1996. However, the Company's net sales of inductive and MR products increased from $234.3 million for the three months ended December 1995 to $250.9 million for the three months ended December 31, 1996. Though the Company's net sales of inductive HGAs decreased period to period, this decrease was offset by a significant increase in HSA sales, sales of MR HGAs and higher average selling prices due to the introduction of new products. The Company shipped over 4 million MR HGAs on 3 programs in the first quarter of fiscal 1997, accounting for approximately 18% of net sales.

The Company's sales of HGAs accounted for approximately 33% of net sales during the quarter ended December 31, 1996, compared to approximately 66% of net sales for HSAs. Sales of HGAs and HSAs were approximately 48% and 50%, respectively, of net sales for the quarter ended December 31, 1995. The Company expects HSAs to remain at approximately two-thirds of net sales during fiscal 1997.

Principal Customers:

(As a Percentage of Net Sales)                     Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1996        1995
Customer:                                          ------      ------
   Western Digital                                  52.6%       39.0%
   Quantum                                          22.0        32.0
   Maxtor                                            8.3        12.3
   Seagate/Conner                                    0.1        10.1
   All Others                                       17.0         6.6

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

The Company's gross margins are primarily influenced by average selling prices, the level of revenues in relation to fixed costs, process yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The weight of the impact of any of these factors fluctuates from time to time. The Company's gross margins also periodically reflect charges for inventory obsolescence, fixed assets and severance related to products or technologies that have reached their end-of-life.

The Company's gross margin for the three months ended December 31, 1996 was 14.2% of net sales, compared to 27.9% of net sales for the three months ended December 31, 1995. The lower gross margin during the current quarter in comparison to the previous period is primarily attributable to the level of net sales in relation to fixed costs, significant start-up costs and lower yields associated with new programs and a product mix weighted toward HSAs, partially offset by higher average selling prices associated with the introduction of new products.

As mentioned above, HSAs typically have lower gross margins than HGAs. HSAs consist of two or more HGAs and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components is a material percentage of the total cost of the HSA; the gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective margins on HGAs and non-HGA components and associated labor and overhead included in HSAs thus typically produces a significantly lower aggregate gross margin on HSA sales compared to HGA sales.

Research and Development Expenses

Research and development ("R&D") expenses were $14.9 million, or 5.9% of net sales, for the three months ended December 31, 1996 compared to $8.2 million, or 2.7% of net sales, for the three months ended December 31, 1995.

The absolute dollar increase for the three months ended December 31, 1996 over the three months ended December 31, 1995 was primarily due to increased monthly spending associated with planar recording technology and to the hiring of additional engineers and related staff to support the Company's ongoing development efforts in inductive, MR and emerging technologies. The increase from period to period of R&D expenses as a percentage of net sales is due to the increase in absolute dollar spending as well as to the lower level of net sales during the current period.

The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods. However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.

Selling, General & Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.8 million, or 4.3% of net sales, for the three months ended December 31, 1996 compared to $11.5 million, or 3.9% of net sales, for the three months ended December 31, 1995.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General & Administrative Expenses (continued)

The absolute dollar decrease in SG&A expenses for the three months ended December 31, 1996 over the three months ended December 31, 1995 was primarily due to cost reduction efforts implemented in fiscal 1996. The increase from period to period of SG&A expenses as a percentage of net sales is due to the lower level of net sales during the current period.

The Company does not expect that SG&A expenses will increase significantly in absolute dollars in the near-term, but anticipates that SG&A expenses will vary from quarter to quarter as a percentage of net sales, depending on the level of net sales.

Interest Expense

Interest expense was $3.6 and $3.1 million for the three-month periods ended December 31, 1996 and 1995, respectively. The increase in interest expense in the current period is primarily due to the significant increase in the average amount of debt outstanding.

Interest Income and Other, Net

Interest income and other, net for the three months ended December 31, 1996 was $2.1 million, compared to $2.4 million for the three months ended December 31, 1995. Interest income and other, net is lower for the current period primarily due to less interest income on significantly lower cash balances, partially offset by foreign currency exchange gains.

Provision for Income Taxes

The Company's estimated annual effective tax rate was 31% for the three months ended December 31, 1996, compared to 25% for the three months ended December 31, 1995. The increase in rates from fiscal 1996 to fiscal 1997 was due to higher net tax from certain foreign operations. The fiscal 1997 rate differs from the statutory federal income tax rate primarily due to net tax savings associated with certain of the Company's foreign operations.

Liquidity and Capital Resources

As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $132.4 million, total assets of $918.9 million and total long-term debt, including the current portion, of $185.9 million. The Company's cash generated by operating activities was $35.8 million for the three months ended December 31, 1996, compared to $56.8 million for the same three-month period during the previous fiscal year. In total, the Company's net cash decreased by $18.5 million for the three months ended December 31, 1996, compared to a decrease of $61.4 million for the three months ended December 31, 1995. The higher decrease in the prior period was due primarily to the Company's use of $32.8 million of cash to repurchase an aggregate of one million shares of its Common Stock, and to higher capital expenditures.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company's business is highly capital intensive. During the three months ended December 31, 1996, the Company incurred capital expenditures of approximately $51.7 million, compared to $66.7 million during the same three-month period of the previous fiscal year. Capital expenditures have primarily been made to expand production capacity in Thailand and Malaysia, to expand wafer production in Milpitas, Fremont and Japan, and to support new manufacturing processes and new technologies, such as magnetoresistive ("MR") and planar technology. The Company plans total capital expenditures of approximately $300 million in fiscal 1997; however, to the extent yields for the Company's products are lower than expected, that demand for such products exceeds Company expectations, or that the Company's manufacturing process needs change significantly, such expenditures may increase. Conversely, if demand for the Company's products is lower than expected or if the Company is unable to obtain adequate financing for such capital purchases, the planned expenditures may decrease. As of December 31, 1996, total commitments for construction or purchase of plant and equipment totaled approximately $85 million.

The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations in fiscal 1997. However, if industry conditions become unfavorable, or if the Company does not consistently achieve timely customer qualifications on new product programs, or if the Company is unsuccessful at ramping up volume production on new product introductions at acceptable yields (including but not limited to its planar, advanced inductive and MR programs) thus negatively affecting profits and cash flows from operations, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's credit facilities currently prohibit the payment of cash dividends and the repurchase of Common Stock.

Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, as demonstrated late in the quarter ended June 30, 1996 as significant orders were canceled and/or rescheduled by several customers with little or no advance warning, demand for the Company's products is highly variable. This variability was previously demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993. In both cases, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

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

Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation in fiscal 1995, and in fiscal 1996 completed the acquisition of Conner Peripherals, Inc. ("Conner"), which was then a major customer of the Company. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's total sales. Further, in fiscal 1996, Singapore Technologies acquired the disk drive operations of Micropolis, while Hyundai completed its acquisition of Maxtor. While the Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership, there can be no assurance that these customers will continue purchasing a significant quantity of their respective head requirements from the Company.

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

Currently, the Company's revenues are principally derived from thin film inductive and MR products, which require substantial resources for product development and manufacturing equipment to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its head, HGA and HSA technologies to meet industry demands, at competitive costs. In addition, the Company is dependent on a limited number of customers who have an increasingly limited number of large volume programs in process at any given time. The Company also faces strong competition among recording head manufacturers. The failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

For example, in the second quarter of fiscal 1996, the Company learned that to participate in certain key customer programs, Company products would have to incorporate a technical feature which the Company had not yet developed. Though the Company began development of necessary processes for this feature in the second quarter of fiscal 1996, thereafter the Company incurred significant start-up costs without concurrently achieving the volume production necessary to absorb those costs, thus materially and adversely impacting both the Company's revenues and gross margins.

The Company shipped over 4 million MR heads on 3 programs in the first quarter of fiscal 1997, accounting for approximately 18% of net revenues. The Company intends to continue investing significant resources in MR product development and manufacturing equipment to support the continued rapid shift of its product mix to MR. There can be no assurance, however, that the Company will be successful in timely and cost-effectively developing and manufacturing MR heads at acceptable yields and as necessary to achieve consistent design-in wins on new product programs.

In March 1996, the Company acquired a nonexclusive license to the intellectual property of Censtor Corporation, including planar technology, with a goal of combining that technology with the Company's own inductive technologies and manufacturing processes to extend recording areal densities for inductive heads beyond conventional advanced thin film inductive designs. The Company has supplied samples of planar recording heads capable of an areal density of 1.5 gigabytes ("GB") per 3.5" disk to its customers. However, due to delays in ramping production and to the accelerating shift towards MR, the Company is considering design platforms intended to achieve higher areal densities. The Company has made and is making significant investments in facilities and equipment at its Milpitas wafer fabrication facility and its Philippines assembly facility to support commercial production of products using planar technology. However, there can be no assurance that the Company will be successful in developing this new technology, that it will obtain the necessary customer qualifications for planar heads, or that it will be able to transition planar technology into commercially viable volume production.

As indicated above, technology changes rapidly in the Company's industry. These rapid changes require the Company both to anticipate new technologies and to address obsolescence of old technologies. Failure to execute on new technologies or to smoothly transition from old technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, due to the ever-increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996. Though MIG products accounted for $174 million, or 18% of the Company's sales for fiscal 1996, the Company expects its MIG revenues for fiscal 1997 to be negligible and is no longer pursuing design-ins with this technology. The rapid decline in MIG sales in the fourth quarter of fiscal 1996 (from approximately $48 million in the third quarter to approximately $5 million in the fourth), coupled with the timing of certain new product introductions in the Company's thin film business and reductions in certain customer programs in the disk drive industry during the third and fourth quarters, made it difficult for the Company to transition its MIG facilities to the production of more advanced inductive or MR products. As a result, during the fourth quarter of fiscal 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees, and incurred charges for related severance costs, equipment and inventory write-offs and facility-related charges.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1996 of approximately $265.8 million, compared to approximately $185.1 million for fiscal 1995, and plans to expend approximately $300 million in fiscal 1997. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996 and in the latter half of fiscal 1993, when net sales decline quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on pages 11 through 12 above.

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

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can materially and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions, and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technological advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations of orders during the third quarter of fiscal 1996 and during the third quarter of fiscal 1993, and as a result, its operating results were materially and adversely affected.

As a result of the above factors, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory reserves to address known issues, there can be no assurance that the Company will not be required to take additional inventory write-downs due to the Company's inability to obtain necessary product qualifications or due to further order cancellations by customers.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales are generally made pursuant to individual purchase orders which may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced revenues and gross margins, generating operating losses. The Company expects periodic fluctuations will occur in the future.

The trading price of the Company's Common Stock has been and is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, changes in earnings estimates or recommendations by securities analysts, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                             READ-RITE CORPORATION


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   Exhibit Number Description

        10.47*    Executive Quarterly Variable Compensation Plan

        10.48*    Read-Rite Corporation Super Bonus Plan

        11.1      Statement Regarding Computation of Earnings Per Share

        27        Financial Data Schedule (electronic filing only)

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                              READ-RITE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 7, 1997             /s/  John T. Kurtzweil
                                    ------------------------------------
                                         John T. Kurtzweil
                                         Vice President, Finance and
                                         Chief Financial Officer

                              READ-RITE CORPORATION

                                INDEX OF EXHIBITS


EXHIBIT NO.       DESCRIPTION

        10.47     Executive Quarterly Variable Compensation Plan

        10.48     Read-Rite Corporation Super Bonus Plan

        11.1      Statement Regarding Computation of Earnings Per Share

        27        Financial Data Schedule (electronic filing only)