Form 10-Q
period 1997-03-31
READ RITE CORP /DE/
filed 1997-05-12
CIK 819480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

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

                                    Yes  X    No
                                       -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.0001 PAR VALUE                        47,334,358 SHARES
               (Class)                           (Outstanding at March 31, 1997)

                              READ-RITE CORPORATION

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets-
                    March 31, 1997 and September 30, 1996                                       3

                  Consolidated Condensed Statements of Operations-
                    Three and Six Months Ended March  31, 1997 and 1996                         4

                  Consolidated Condensed Statements of Cash Flow-
                    Three and Six  Months Ended March  31, 1997 and 1996                        5

                  Notes to Consolidated Condensed Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         9

PART II- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Stockholders                              20

         Item 6.  Exhibits and Reports on Form 8-K                                             21

SIGNATURE                                                                                      22

INDEX OF EXHIBITS                                                                              23

PART I. FINANCIAL STATEMENTS

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         MARCH  31,   SEPTEMBER 30,
                                                            1997          1996
                                                         ----------   ------------
                                                         (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                             $ 94,885      $ 82,291
    Short-term investments                                  31,227        65,655
    Accounts receivable, net                               127,198        90,142
    Inventories                                             67,115        58,005
    Prepaid expenses and other current assets               13,052        13,962
                                                          --------      --------
      Total current assets                                 333,477       310,055
  Property, plant and equipment, at cost                   937,902       834,852
  Less:  Accumulated depreciation and amortization         334,184       267,558
                                                          --------      --------
      Net property, plant and equipment                    603,718       567,294
  Intangible and other assets                               29,493        31,323
                                                          --------      --------
        TOTAL ASSETS                                      $966,688      $908,672
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                       $108,402      $ 88,434
   Accrued compensation and benefits                        34,505        27,099
   Income taxes payable                                     26,126        27,754
   Other accrued liabilities                                40,366        37,196
    Current portion of long-term debt and
     capital lease obligations                              15,554        15,613
                                                          --------      --------
      Total current liabilities                            224,953       196,096
  Long-term debt and capital lease obligations             166,096       172,037
  Deferred income taxes and other                           16,199        15,458
                                                          --------      --------
      TOTAL LIABILITIES                                    407,248       383,591
                                                          --------      --------
  Minority interest in consolidated subsidiary              71,165        71,282
                                                          --------      --------
  Commitments and contingencies
Stockholders' equity:
    Series A Participating Preferred
     Stock, $0.0001 par value                                   --            --
    Common stock, $.0001 par value                               5             5
    Additional paid-in capital                             343,328       336,113
    Retained earnings                                      144,317       114,979
    Cumulative translation adjustment                          625         2,702
                                                          --------      --------
      TOTAL STOCKHOLDERS' EQUITY                           488,275       453,799
                                                          --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $966,688      $908,672
                                                          ========      ========





   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH  31,                  MARCH  31,
                                              ----------------------      ----------------------
                                                1997          1996          1997          1996
                                              --------      --------      --------      --------
                                                    (UNAUDITED)                 (UNAUDITED)
Net sales                                     $282,068      $258,219      $533,656      $557,430
Cost of sales                                  219,688       215,510       435,462       431,319
                                              --------      --------      --------      --------
Gross margin                                    62,380        42,709        98,194       126,111
Operating expenses:
   Research and development                     15,691        18,024        30,629        26,180
   Selling, general and administrative          10,370        10,805        21,123        22,314
                                              --------      --------      --------      --------
      Total operating expenses                  26,061        28,829        51,752        48,494
                                              --------      --------      --------      --------
Operating income                                36,319        13,880        46,442        77,617
Interest expense                                 3,434         2,970         7,062         6,093
Interest income and other, net                   2,885         3,124         4,998         5,569
                                              --------      --------      --------      --------
Income before provision for income taxes
   and minority interest                        35,770        14,034        44,378        77,093
Provision for income taxes                       8,428         8,136        11,096        23,900
                                              --------      --------      --------      --------
Income before minority interest                 27,342         5,898        33,282        53,193
Minority interest in net income of
   consolidated subsidiary                       3,787         4,611         3,940         9,335
                                              --------      --------      --------      --------
NET INCOME                                    $ 23,555      $  1,287      $ 29,342      $ 43,858
                                              ========      ========      ========      ========
NET INCOME PER SHARE                          $   0.48      $   0.03      $   0.61      $   0.91
                                              ========      ========      ========      ========
SHARES USED IN PER SHARE CALCULATION            48,816        47,461        48,457        48,025
                                              ========      ========      ========      ========




   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)



                                                                 SIX MONTHS ENDED
                                                                     MARCH 31,
                                                            -------------------------
                                                               1997            1996
                                                            ---------       ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  29,342       $  43,858
   Adjustments required to reconcile net income
     to cash provided by operations:
   Depreciation and amortization                               75,721          44,464
   Minority interest in net income of
     consolidated subsidiary                                    3,940           9,335
   Other, net                                                  (2,887)          2,814
   Changes in assets and liabilities:
     Accounts receivable, net                                 (41,303)         (5,699)
     Inventories                                               (9,846)        (26,283)
     Prepaid expenses and other current assets                    851          (1,244)
     Accounts payable, accrued liabilities and
       income taxes payable                                    31,620          34,794
                                                            ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      87,438         102,039
                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                 (114,839)       (125,481)
   Maturities of available-for-sale investments               251,260         611,261
   Purchases of available-for-sale investments               (216,615)       (612,570)
   Other assets and liabilities, net                           (2,291)         (4,154)
                                                            ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                         (82,485)       (130,944)
                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on long-term debt and capital
     lease obligations                                         (6,000)        (14,127)
   Repurchase of common stock                                    --           (43,046)
   Proceeds from issuance of common stock                       6,891           4,348
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               891         (52,825)
                                                            ---------       ---------
Effect of exchange rate changes on cash                         6,750           8,111
                                                            ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           12,594         (73,619)
Cash and cash equivalents at beginning of period               82,291         168,860
                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  94,885       $  95,241
                                                            =========       =========

Supplemental disclosures:
   Cash paid during the period for:
     Interest                                               $   7,438       $   5,809
     Income taxes                                           $  10,436       $  28,646
   Other non-cash items:
     Issuances of common stock under 401K plan              $     324       $     589



   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
Note 1.

Read-Rite Corporation (the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The second quarters of fiscal 1997 and 1996 ended on March 30, 1997 and March 31, 1996, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1997 and fiscal 1996 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

Note 2.

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following at (in thousands):

                                                March 31,    September 30,
                                                  1997            1996
                                               ---------     -------------
         Raw materials                          $23,489         $13,591
         Work-in-process                         39,965          34,157
         Finished goods                           3,661          10,257
                                                -------         -------
           Total inventories                    $67,115         $58,005
                                                =======         =======

For a discussion of certain risks associated with the Company's inventories, see "Certain Additional Business Risks" on pages 13 through 19 below.

Note 3.

The provision for income taxes for the three and six months ended March 31, 1997 is based upon the Company's estimated annual effective tax rate for fiscal 1997. The effective tax rate differs from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations.

Note 4

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement Number 128 (FASB 128), Earnings Per Share, which the Company is required to adopt in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under FASB 128, the dilutive effect of outstanding stock options will be excluded from the calculation of primary earnings per share. The impact of excluding the dilutive effect of outstanding stock options is expected to result in an increase in earnings per share presented by the Company of $0.02 for the three months ended March 31, 1997, and $0.01 and $0.03 for the six months ended March 31, 1997 and 1996, respectively. The impact to primary earnings per share for the three months ended March 31, 1996 is expected to be less than $0.005.

                              READ-RITE CORPORATION
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


Note 5

In the first half of fiscal 1997, the Company adopted Financial Accounting Standards Board Statement Number 121 (FASB 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. FASB 121 requires the Company to periodically assess whether any events or circumstances exist that indicate there may be impairment of (i) long-lived assets, (ii) certain identifiable intangibles, (iii) goodwill related to those assets to be held and used and (iv) for long-lived assets and certain identifiable intangibles to be disposed of. To the extent there is any impairment, as defined and determined in accordance with FASB 121, the Company would be required to record an impairment loss for such assets. The adoption of FASB 121 did not have a material impact on the Company's financial condition or results of operation for the three or six month periods ended March 31, 1997.


Note 6

On March 28, 1997, the Company filed an omnibus shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended. After the Registration Statement has become effective, the Company may from time to time offer debt securities, which may be either senior or subordinated debt securities, or shares of its common stock (collectively, "Securities"), which together have an initial public offering price of up to $350 million. These Securities may be offered, separately or together, in separate series, in various amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement, and in one or more supplements to such prospectus, and may only be offered pursuant thereto. The Registration Statement is intended to provide the Company flexibility to raise up to $350 million from offerings of debt securities, common stock or a combination thereof, subject to market conditions and the Company's capital needs. Net proceeds from any offering of Securities would be intended to be used for general corporate purposes, including capital expenditures, and to meet working capital needs.


Note 7

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made false and misleading statements and suppressed material information concerning the Company, in violation of the California Corporations Law, the California Civil Code (those section prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount.

On January 17, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action also seek damages of an unspecified amount.

On January 21, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action contains essentially the same factual allegations as the Ferrari State Action, but concerns a purported class period of July 19, 1995 - June 19, 1996, and alleges violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action also seek damages of an unspecified amount.

The Company believes that the Company and the individual defendants have meritorious defenses to these three actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect can not be reasonably estimated.

                              READ-RITE CORPORATION
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)

Note 7 (Continued)

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


Note 8

On March 4, 1997, the Company declared a dividend distribution of one Preferred Share Purchase Right ("Rights") on each outstanding share of the Company's common stock. The dividend distribution was made on March 17, 1997 to shareholders of record on March 17, 1997. The Rights, which expire on March 17, 2007, are represented by and traded with the Company's common stock. Following such time as the Rights become exercisable, the Rights will separate from the common stock and trade separately.

Each Right entitles shareholders to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $150. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's common stock. The Company will be entitled to redeem the Rights for $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 20% or more of the Company's common stock, each Right not owned by a holder of 20% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at that time of twice the Right's exercise price.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's plan to spend approximately $300 million on capital expenditures in fiscal 1997, the Company's belief that its liquid assets, credit facilities and cash generated from operations are sufficient to fund its operations for the next year, and the Company's belief that the Company and the individual defendants in the Ferrari State Action, the Ferrari Federal Action and the McDaid Federal Action (collectively, the "Actions") have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements. Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements are failure by the Company to execute on advanced inductive or magnetoresistive ("MR") product development; to obtain necessary customer qualifications on new programs, to timely and cost-effectively introduce those programs into manufacturing, and to achieve and maintain acceptable production yields on those programs; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, changes to the Company's product mix, and changes in business conditions affecting the Company which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund such working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" on pages 13 through 19 below.

Three and Six Months Ended March 31, 1997 Compared with Three and Six Months Ended March 31, 1996

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                             Three Months Ended       Six Months Ended
                                                  March  31,              March  31,
                                              -----------------       -----------------
                                               1997        1996        1997        1996
                                              -----       -----       -----       -----
Net sales                                     100.0%      100.0%      100.0%      100.0%
                                              -----       -----       -----       -----
Cost of sales                                  77.9        83.5        81.6        77.4
                                              -----       -----       -----       -----
Gross margin                                   22.1        16.5        18.4        22.6
                                              -----       -----       -----       -----
Operating expenses:
   Research and development                     5.6         6.9         5.7         4.7
   Selling, general and administrative          3.6         4.2         4.0         4.0
                                              -----       -----       -----       -----
      Total operating expenses                  9.2        11.1         9.7         8.7
                                              -----       -----       -----       -----
Operating income                               12.9         5.4         8.7        13.9
Interest expense                                1.2         1.2         1.3         0.1
Interest income and other, net                  1.0         1.2         0.9         0.0
                                              -----       -----       -----       -----
Income before income taxes and
   minority interest                           12.7         5.4         8.3        13.8
Provision for income taxes                      3.0         3.2         2.1         4.3
                                              -----       -----       -----       -----
Income before minority interest                 9.7         2.2         6.2         9.5
Minority interest in net income of
   consolidated subsidiary                      1.3         1.7         0.7         1.6
                                              -----       -----       -----       -----
Net income                                      8.4         0.5         5.5         7.9
                                              =====       =====       =====       =====

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Sales

Net sales for the three and six months ended March 31, 1997 were $282.1 million and $533.7 million, respectively, a 9.3% increase and 4.3% decrease over net sales of $258.2 million and $557.4 million, respectively, for the comparable periods in fiscal 1996. The increase in net sales for the current three-month period over the same period during the previous fiscal year was due to higher unit sales and higher average selling prices for newer thin film and MR products, partially offset by end-of-life for metal-in-gap ("MIG") products, which accounted for a negligible amount of the Company's sales for the three months ended March 31, 1997 and 21.1% of sales for the three months ended March 31, 1996. The decrease in net sales between the two six-month periods was primarily attributable to end-of-life for MIG products, which accounted for a negligible amount of the Company's sales for the six months ended March 31, 1997 and 21.5% of sales for the six months ended March 31, 1996, partially offset by higher unit sales and higher average selling prices for thin film and MR products. During the three months and six months ended March 31, 1997, MR products accounted for approximately 26.7% and 22.4% of the Company's net sales, respectively.

The Company's sales of head gimbal assemblies ("HGAs") accounted for approximately 40% of net sales during the quarter ended March 31, 1997, compared to approximately 59% of net sales for HSAs. Sales of HGAs and HSAs were approximately 45% and 54%, respectively, of net sales for the quarter ended March 31, 1996. Sales of HGAs and HSAs were approximately 38% and 61%, respectively, of net sales for the six months ended March 31, 1997, compared to approximately 47% and 52%, respectively, of net sales for the six months ended March 31, 1996.


Gross Margin

The Company's gross margins are primarily influenced by average selling prices, the level of revenues in relation to fixed costs, process yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The relative impact of these factors fluctuates from time to time. The Company's gross margins also reflect charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end-of-life.

The Company's gross margin for the three months ended March 31, 1997 was 22.1% of net sales, compared to 16.5% of net sales for the three months ended March 31, 1996. The higher gross margin during the current quarter in comparison to the previous fiscal year quarter is primarily attributable to higher average selling prices and higher unit volume for newer products, partially offset by lower yields associated with new programs and a product mix weighted toward HSAs. The Company's gross margin for the six months ended March 31, 1997 was 18.4% of net sales, compared to 22.6% of net sales for the six months ended March 31, 1996. The lower gross margin during the current six month period in comparison to the previous fiscal year six month period is primarily attributable to the lower level of net sales in relation to fixed costs, significant start-up costs and lower yields associated with new programs and a product mix weighted toward HSAs, partially offset by higher average selling prices for newer products.

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

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and Development Expenses

Research and development ("R&D") expenses were $15.7 million, or 5.6% of net sales, for the three months ended March 31, 1997 compared to $18.0 million, or 6.9% of net sales, for the three months ended March 31, 1996. R&D expenses were $30.6 million, or 5.7% of net sales, for the six months ended March 31, 1997 compared to $26.2 million, or 4.7% of net sales, for the six months ended March 31, 1996.

R&D expenses for the three and six months ended March 31, 1996 reflected a charge of $9.0 million due to an investment in planar recording technology. Excluding this charge from such periods, R&D expenses for the current three- and six-month periods increased significantly in both absolute dollars and as a percentage of net sales due to hiring of additional engineers and related staff and increased support expenses for the Company's ongoing development efforts in advanced inductive, MR and emerging technologies.

The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods. However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.4 million, or 3.6% of net sales, for the three months ended March 31, 1997 compared to $10.8 million, or 4.2% of net sales, for the three months ended March 31, 1996. SG&A expenses were $21.1 million, or 4.0% of net sales, for the six months ended March 31, 1997 compared to $22.3 million, or 4.0% of net sales, for the same six month period in fiscal 1996.

The absolute dollar decrease in SG&A expenses for the three- and six-month periods in fiscal 1997 as compared to fiscal 1996 was primarily due to cost reduction efforts implemented in fiscal 1996. The Company does not expect that SG&A expenses will increase significantly in absolute dollars in the near-term, but anticipates that SG&A expenses will vary from quarter to quarter as a percentage of net sales, depending on the level of net sales.

Interest Expense

Interest expense was $3.4 million and $7.1 million for the three- and six-month periods ended March 31, 1997, respectively, and $3.0 million and $6.1 million for the comparable periods in fiscal 1996. The increase in interest expense for the current periods as compared to the same periods in fiscal 1996 is primarily due to the increase in the average amount of debt outstanding.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Income and Other, Net

Interest income and other, net, was $2.9 million and $5.0 million for the three and six-month periods ended March 31, 1997, respectively, and $3.1 million and $5.6 million for the comparable periods in fiscal 1996.

The decrease in interest income and other, net, for the current periods as compared to the same periods in fiscal 1996 is due to significantly lower interest income on lower average cash balances, partially offset by foreign exchange gains related to the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo").

Provision for Income Taxes

The Company's estimated annual effective tax rate decreased to 25% for the six months ended March 31, 1997, compared to 31% for the same period in fiscal 1996. The decrease in the estimated annual effective tax rate for fiscal 1997 is primarily due to lower net tax from foreign operations. The fiscal 1997 effective rate for the three and six month periods ended March 31, 1997 differ from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $126.1 million, total assets of $966.7 million and total long-term debt, including the current portion, of $181.7 million. The Company's cash generated by operating activities was $87.4 million for the six months ended March 31, 1997, compared to $102.0 million for the same six-month period during the previous fiscal year.

The Company's business is highly capital intensive. During the six months ended March 31, 1997, the Company incurred capital expenditures of approximately $114.8 million, compared to $125.5 million during the same six-month period of the previous fiscal year. Capital expenditures have primarily been made to expand production capacity in Thailand and Malaysia, to expand wafer production in Milpitas, Fremont and Japan, and to support new manufacturing processes and new technologies, such as MR. The Company plans total capital expenditures of approximately $300 million in fiscal 1997; however, to the extent yields for the Company's products are lower than expected, that demand for such products exceeds Company expectations, or that the Company's manufacturing process needs change significantly, such expenditures may increase. Conversely, if demand for the Company's products is lower than expected or if the Company is unable to obtain adequate financing, planned expenditures may decrease. As of March 31, 1997, total commitments for construction or purchase of plant and equipment totaled approximately $115.0 million.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations for the next year. However, if industry conditions become unfavorable, or if the Company does not consistently achieve timely customer qualifications on new product programs, or if the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital.

On March 28, 1997, the Company filed an omnibus shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement, which has yet to become effective, is intended to provide the Company flexibility to raise up to $350 million from offerings of debt securities, common stock or a combination thereof, subject to market conditions and the Company's capital needs. Net proceeds from any offering of Securities would be intended to be used for general corporate purposes, including capital expenditures, and to meet working capital needs (see
Note 5 to Consolidated Condensed Financial Statements above).

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's credit facilities currently prohibit the payment of cash dividends.

Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, as demonstrated during the second half of 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advance warning, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was previously demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993. In both cases, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

During fiscal 1996, the Company produced HGAs in volume for 6 customers, HSAs in volume for 4 customers and tape drive products in volume for 3 customers. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a limited number of customers to continue. As demonstrated by the significant reduction in the level of the Company's business late in fiscal 1996 and in the second half of fiscal 1993, the loss of any customer, or a significant decrease in orders from one or more customers, would have a material adverse effect on the Company's business, financial condition and results of operations.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation ("AMC") in fiscal 1995, and in fiscal 1996 completed the acquisition of Conner Peripherals, Inc. ("Conner"), which was then a major customer of the Company. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, in fiscal 1996, Singapore Technologies acquired the disk drive operations of Micropolis, while Hyundai completed its acquisition of Maxtor. While the Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership, there can be no assurance that these customers will continue purchasing a significant quantity of their respective head requirements from the Company.

Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations and tape drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, Matsushita-Kotobuki Electronics Industries Ltd. ("MKE") to manufacture MR recording heads for rigid disk drives. This new venture will take over Quantum's existing recording head operations and will be owned 51 percent by MKE. While Quantum's original acquisition of DEC's recording head operations has not had a material adverse effect on the Company's thin film head operations to date, and Quantum has stated its intention to continue purchasing the majority of its head and HGA requirements from merchant suppliers, the Company cannot predict the effect the formation of a Quantum/MKE recording head joint venture will have on the Company's business with Quantum. Accordingly, there can be no assurance that Quantum will continue to purchase a significant portion of its head requirements from the Company. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

Currently, the Company's revenues are principally derived from thin film inductive and MR products, which require substantial investments in product development and manufacturing equipment and facilities to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

For example, in the second quarter of fiscal 1996, the Company learned that to participate in certain key customer programs, Company products would have to incorporate a technical feature which the Company called "undershoot reduction." Though the Company began development of necessary processes for undershoot reduction in the second quarter of fiscal 1996 and successfully reached volume production in the fourth quarter of fiscal 1996, the significant start-up costs and delays in new product introductions materially and adversely impacted both the Company's revenues and gross margins for the second half of fiscal 1996.

The disk drive industry is intensely competitive. Japanese competitors such as TDK/SAE and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular; the Company's primary domestic competitors are AMC, IBM, Seagate and Quantum. IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability such as NEC and Fujitsu generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. In recent years, Seagate has been the Company's primary competitor among captive head manufacturers. However, in 1996 IBM made a series of announcements regarding its plans to invest $1.32 billion, including investments in its MR technology, to expand its disk drive and disk drive components business by selling to original equipment manufacturers ("OEM") starting in 1997. In April 1997, IBM announced that Samsung Electronics had signed an agreement to purchase MR heads from IBM, becoming IBM's first OEM customer for this technology. The Company's competitive position could be materially and adversely affected if one of these competitors is more successful than the Company in marketing its advanced MR products in the merchant market at competitive pricing.

In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers. The HSA business is far less capital intensive than the thin film HGA business, thus making entry into the HSA manufacturing business easier than entry into the thin film HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

Finally, new technologies, including extensions of existing thin film head technology such as contact, near-contact, pico, spin valve, or giant MR ("GMR") heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film inductive and MR heads now in commercial production, and other manufacturers may already have or may develop, more advanced MR technology or MR production capability than the Company. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of MIG technologies, which do not utilize the Company's products. The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

As indicated above, technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, due to the ever-increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996. Though MIG products accounted for approximately $174 million, or 18% of the Company's sales for fiscal 1996, the Company's MIG revenues for fiscal 1997 will be negligible, and the Company is no longer pursuing design-ins with this technology. The rapid and unexpected decline in MIG sales in the fourth quarter of fiscal 1996 (from approximately $65 million in the first quarter, $56 million in the second quarter, $48 million in the third quarter and $5 million in the fourth quarter), coupled with the timing of certain new product introductions in the Company's thin film business and reductions in certain customer programs in the disk drive industry during the third and fourth quarters, made it difficult for the Company to transition its MIG facilities as planned to the production of more advanced inductive or MR products. As a result, during the fourth quarter of fiscal 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees, and incurred significant charges for related severance costs, equipment and inventory write-offs and facility-related charges. Additionally, in March 1996, the Company acquired a nonexclusive license to the intellectual property of Censtor Corporation, including planar technology, with a goal of combining that technology with the Company's own inductive technologies and manufacturing processes to extend recording areal densities for inductive heads beyond conventional advanced thin film inductive designs. However, due to delays in ramping production and to the accelerating shift towards MR, in the latter half of February 1997 the Company decided to discontinue planar product development for hard disk drive applications and instead to investigate potential uses of this technology in other development applications. The impact on the Company's business, financial condition, and results of operations from this decision was not material.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1996 of approximately $265.8 million, compared to approximately $185.1 million for fiscal 1995, and plans to expend approximately $300 million in fiscal 1997. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996 and in the latter half of fiscal 1993, when net sales decline quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on pages 12 and 13 above.

                              READ-RITE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its HGA machining, assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations, most recently in the first quarter of fiscal 1997, but none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

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

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can materially and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions, and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations. For example, in April 1997, a single source supplier to the Company of a certain chemical used in the Company's operations experienced an explosion in their primary U.S. production facility, thereby disrupting deliveries of the Company's supply of this chemical for an estimated 12 weeks. While the Company believes it will be able to continue manufacturing operations uninterrupted through inventory management, conservation and allocations deliveries from the supplier's own stores and foreign operations, failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                              READ-RITE CORPORATION




PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

The Company's 1997 Annual Meeting of Stockholders was held on February 25, 1997 at the Company's Fremont, California manufacturing facility. At the meeting, 47,029,092 shares were entitled to vote and 40,622,363 were present in person or by proxy.

(a) Election of Directors. Each person elected as a Director will serve until the next annual meeting of stockholders or until such person's successor is elected and qualified. The following nominees for Director were elected:

Name of Nominee                        Votes Cast For                 Votes Withheld
---------------                        --------------                 --------------
Cyril J. Yansouni                       40,458,583                       163,780
Frederic Schwettmann                    40,460,419                       161,944
John G. Linvill                         40,441,337                       181,026
William J. Almon                        40,446,491                       175,872
Michael L. Hackworth                    40,438,965                       183,398
Matthew J. O'Rourke                     40,445,951                       176,412

(b) Amendment to Employee Stock Purchase Plan. An increase in the number of shares reserved for issuance under the Company's Employee Stock Purchase Plan by 500,000 shares to 1,500,000 shares was approved by the stockholders with 39,000,726 voting in favor, 537,123 voting against and 1,084,514 representing abstentions and broker non-votes.

(c) Ratification of Independent Auditors. The ratification and appointment of Ernst & Young LLP as independent public accountants of the Company for fiscal 1997 was approved by the stockholders with 40,440,153 voting in favor, 53,767 voting against and 128,443 abstaining.

                              READ-RITE CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number        Description
     --------------        -----------
           10.49*          Severance Plans

           10.50           Fourth and Fifth Amendments to Read-Rite Corporation's 401(k) Plan

           10.51           Amended and Restated License Agreement Between Read-Rite Corporation
                           and Sumitomo Metal Industries, Ltd.

           10.52           Second Addendum to Joint Venture Agreement between Read-Rite Corporation and Sumitomo Metal Industries, Ltd.

           11.1            Statement Regarding Computation of Earnings Per Share

           27              Financial Data Schedule (electronic filing only)

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).


(b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              READ-RITE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













Date:  May 12, 1997                                /s/  John T. Kurtzweil
                                                   -----------------------------
                                                     John T. Kurtzweil
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                              READ-RITE CORPORATION

                                INDEX OF EXHIBITS





     EXHIBIT NUMBER        DESCRIPTION                                                                          PAGE NO.
     --------------        -----------                                                                          --------
           10.49           Severance Plans                                                                          24

           10.50           Fourth and Fifth Amendments to Read-Rite Corporation's 401(k) Plan                       38

           10.51           Amended and Restated License Agreement Between Read-Rite Corporation
                           and Sumitomo Metal Industries, Ltd.                                                      44

           10.52           Second Addendum to Joint Venture Agreement between Read-Rite Corporation
                           and Sumitomo Metal Industries, Ltd.                                                      69

           11.1            Statement Regarding Computation of Earnings Per Share                                    70

           27              Financial Data Schedule (electronic filing only)                                         71

