Form 10-Q
period 1997-06-30
READ RITE CORP /DE/
filed 1997-08-12
CIK 819480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

  COMMON STOCK, $0.0001 PAR VALUE                        47,872,293 SHARES
               (Class)                           (Outstanding at July 31, 1997)

                              READ-RITE CORPORATION

                                     Index



PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets-
             June 30, 1997 and September 30, 1996

             Consolidated Condensed Statements of Operations-
             Three Months and Nine  Months Ended June  30, 1997 and 1996

             Consolidated Condensed Statement of Cash Flows-
             Nine Months Ended June  30, 1997 and 1996

             Notes to Consolidated Condensed Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II- OTHER INFORMATION

        Item 1.  Legal Proceedings

        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

INDEX OF EXHIBITS

Part 1.  Financial Information
Item 1.   Financial Statements

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   June 30,    Sept. 30,
                                                                   1997        1996
                                                                    --------    --------
                                                                   (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                         $81,110     $82,291
    Short-term investments                                             36,809      65,655
    Accounts receivable, net                                          137,173      90,142
    Inventories                                                        80,769      58,005
    Prepaid expenses and other current assets                          13,672      13,962
                                                                    --------    --------
      Total current assets                                            349,533     310,055

  Property, plant and equipment, at cost                            1,019,850     834,852
  Less:  Accumulated depreciation                                     378,716     267,558
                                                                    --------    --------
      Property, plant and equipment, net                              641,134     567,294

  Intangible and other assets                                          37,425      31,323
                                                                    --------    --------
        TOTAL ASSETS                                               $1,028,092    $908,672
                                                                    ========    ========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                                  $117,379     $88,434
   Accrued compensation and benefits                                   39,273      27,099
   Income taxes payable                                                26,119      27,754
   Other accrued liabilities                                           35,481      37,196
   Current portion of long-term debt and capital lease obligations     13,783      15,613
                                                                    --------    --------
      Total current liabilities                                       232,035     196,096

  Long-term debt and capital lease obligations                        164,986     172,037
  Deferred income taxes and other                                      30,815      15,458
                                                                    --------    --------
      TOTAL LIABILITIES                                               427,836     383,591

  Minority interest in consolidated subsidiary                         74,522      71,282
                                                                    --------    --------

  Stockholders' equity:
    Series A participating preferred stock, $0.0001 par value              --          --
    Common stock, $0.0001 par value                                         5           5
    Additional paid-in capital                                        349,664     336,113
    Retained earnings                                                 175,507     114,979
    Cumulative translation adjustment                                     558       2,702
                                                                    --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                      525,734     453,799
                                                                    --------    --------
        TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
           SUBSIDIARY AND STOCKHOLDERS' EQUITY                     $1,028,092    $908,672
                                                                    ========    ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended   Nine Months Ended
                                                    June 30,            June 30,
                                             ------------------- -------------------
                                               1997      1996      1997      1996
                                             --------  --------  --------  --------
                                                  (Unaudited)         (Unaudited)
Net sales                                    $310,236  $238,281  $843,892  $795,711
Cost of sales                                 238,146   226,912   673,608   658,231
                                             --------  --------  --------  --------
Gross margin                                   72,090    11,369   170,284   137,480

Operating expenses:
   Research and development                    15,994    12,937    46,623    39,117
   Selling, general and administrative         10,412    10,539    31,535    32,853
                                             --------  --------  --------  --------
      Total operating expenses                 26,406    23,476    78,158    71,970
                                             --------  --------  --------  --------
Operating income (loss)                        45,684   (12,107)   92,126    65,510

Interest expense                                3,569     3,020    10,631     9,113
Interest income and other, net                  1,768     2,814     6,766     8,383
                                             --------  --------  --------  --------
Income (loss) before provision for income
   taxes and minority interest                 43,883   (12,313)   88,261    64,780
Provision for income taxes                     10,094     7,409    21,190    31,309
                                             --------  --------  --------  --------
Income (loss) before minority interest         33,789   (19,722)   67,071    33,471
Minority interest in net income of
   consolidated subsidiary                      2,616     3,188     6,556    12,523
                                             --------  --------  --------  --------
NET INCOME (LOSS)                             $31,173  ($22,910)  $60,515   $20,948
                                             ========  ========  ========  ========
NET INCOME (LOSS) PER SHARE                     $0.64    ($0.49)    $1.24     $0.44
                                             ========  ========  ========  ========
SHARES USED IN PER SHARE CALCULATION           48,963    46,617    48,626    47,840
                                             ========  ========  ========  ========

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                      NINE MONTHS ENDED
                                                            JUNE 30,
                                                     -------------------
                                                       1997      1996
                                                     --------- ---------
                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $60,515   $20,948
   Adjustments required to reconcile net income
     to cash provided by operations:
   Depreciation and amortization                      122,501    78,301
   Minority interest in net income of
     consolidated subsidiary                            6,556    12,523
   Other, net                                           8,820     5,814
   Changes in assets and liabilities:
     Accounts receivable, net                         (48,760)   31,776
     Inventories                                      (23,054)  (29,476)
     Prepaid expenses and other current assets            336    (2,291)
     Accounts payable, accrued liabilities and
       income taxes payable                            38,408    44,472
                                                     --------- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             165,322   162,067
                                                     --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                         (192,572) (218,111)
   Maturities of available-for-sale investments       398,131   847,287
   Purchases of available-for-sale investments       (369,051) (805,590)
   Other assets and liabilities, net                   (6,053)   (6,302)
                                                     --------- ---------
NET CASH USED IN INVESTING ACTIVITIES                (169,545) (182,716)
                                                     --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                            --    50,000
   Payments of principal on long-term debt and
     capital lease obligations                         (8,881)  (16,904)
   Repurchase of common stock                              --   (43,046)
   Proceeds from issuance of common stock              11,370     5,729
                                                     --------- ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     2,489    (4,221)
                                                     --------- ---------
Effect of exchange rate changes on cash                   553     8,997
                                                     --------- ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,181)  (15,873)
Cash and cash equivalents at beginning of period       82,291   168,860
                                                     --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $81,110  $152,987
                                                     ========= =========

Supplemental disclosures:
   Cash paid during the period for:
     Interest                                         $11,007    $6,128
     Income taxes                                     $12,666   $42,485
   Other non-cash items:
     Issuances of common stock under 401K plan         $2,181    $2,332


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              READ-RITE CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1 - General

Read-Rite Corporation (the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The third quarters of fiscal 1997 and 1996 ended on June 29, 1997 and June 30, 1996, respectively.
To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1997 and fiscal 1996 are 52-week years.
For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

Note 2 - Inventories

Inventories consisted of the following at (in thousands):

                                                June 30,    September 30,
                                                  1997            1996
                                               ---------     -------------
         Raw materials                          $19,284         $13,591
         Work-in-process                         55,305          34,157
         Finished goods                           6,180          10,257
                                                -------         -------
           Total inventories                    $80,769         $58,005
                                                =======         =======

Note 3 - Income Taxes

The provision for income taxes for the three months and nine months ended June 30, 1997, is based upon the Company's estimated annual effective tax rate for fiscal 1997. The effective tax rate differs from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations.

Note 4 - New Accounting Standards

In February 1997, the Financial Accounting Standards Board
issued Financial Accounting Standards Board Statement
Number 128 ("FASB 128"), Earnings Per Share, which the
Company is required to adopt in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to
restate all prior periods.   Under FASB 128, the dilutive effect of
outstanding stock options will be excluded from the calculation of primary earnings per share. The impact of excluding the dilutive effect of outstanding stock options is expected to result in an increase in earnings per share presented by the Company of $0.01 for the three months ended June 30, 1997, and $0.04 and $0.01 for the nine months ended June 30, 1997 and 1996, respectively. There was no impact to primary earnings per share for the three months ended June 30, 1996. A calculation of dilutive earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

                   READ-RITE CORPORATION
Notes to Consolidated Condensed Financial Statements
(Continued)
(Unaudited)

Note 4 - New Accounting Standards (Continued)

In July 1997, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 96-16, regarding whether rights of a minority shareholder should preclude an investor from consolidating a majority-owned investee. The EITF determined that consolidation of a majority-owned investee is not appropriate if a minority shareholder has rights to participate in the significant decisions made in the ordinary course of business. The Company has not yet determined whether the rights of Sumitomo Metal Industries, Ltd. ("Sumitomo"), as the minority shareholder of Read-Rite SMI Corporation ("Read-
Rite SMI"), the Company's joint venture in Japan, would be considered participating rights. If Sumitomo's minority shareholder rights are determined to be participating rights, the Company would be required to change the method of accounting for its investment in Read-Rite SMI from consolidation to the equity method. This change in accounting treatment would have no effect on the Company's net income or net income per share. The consensus in EITF Issue 96-16 is effective for financial statements issued for fiscal years ending after December 15, 1998.

Note 5 - Subsequent Event

In October 1996, the Company entered into a Development Agreement with Quinta Corporation ("Quinta"), to design and manufacture magneto-optical head gimbal assemblies and headstack assemblies for Quinta's optically-enhanced
Winchester disk drive program. As part of that agreement, the Company made certain investments in Quinta, for which it received an aggregate of 1,249,998 shares of Quinta Series B Preferred Stock. On July 2, 1997, Seagate Technology, Inc. ("Seagate") announced the signing of a definitive agreement to acquire Quinta. Upon consummation of the acquisition, each share of Quinta's outstanding preferred stock, including the Series B Preferred Stock held by the Company, will be converted into the right to receive cash and certain contingent payments at a specified price per share. The Company expects to report a gain from this transaction.

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's plan to continue increasing its research and development expenditures; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near-term; the Company's plan to spend approximately $300 million on capital expenditures in fiscal 1997; the Company's belief that its liquid assets, credit facilities and cash generated from operations are sufficient to fund its operations for the next year; the Company's belief that it will remain a supplier to both Micropolis and Maxtor notwithstanding recent acquisitions of such companies by Singapore Technologies and Hyundai, respectively;
Quantum's stated intention to continue purchasing the majority of its HGA requirements from merchant suppliers;
and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings" below, have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements are failure to meet forecasted expenditures, failure by the Company to execute on magnetoresistive ("MR") product development; failure to obtain necessary customer qualifications on new programs, failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production;
significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company which significantly increase the Company's working capital needs;
the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" below.

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Three and Nine Months Ended June 30, 1997 Compared with
Three and Nine Months Ended June 30, 1996

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                              Three Months Ended   Nine Months Ended
                                                    June 30,            June 30,
                                             ------------------- -------------------
                                               1997      1996      1997      1996
                                             --------- --------- --------- ---------
Net sales                                       100.0%    100.0%    100.0%    100.0%
Cost of sales                                    76.8%     95.2%     79.8%     82.7%
                                             --------- --------- --------- ---------
Gross margin                                     23.2%      4.8%     20.2%     17.3%
                                             --------- --------- --------- ---------
Operating expenses:
   Research and development                       5.2%      5.4%      5.5%      4.9%
   Selling, general and administrative            3.3%      4.5%      3.8%      4.2%
                                             --------- --------- --------- ---------
      Total operating expenses                    8.5%      9.9%      9.3%      9.1%
                                             --------- --------- --------- ---------
Operating income (loss)                          14.7%     -5.1%     10.9%      8.2%
Interest expense                                  1.2%      1.3%      1.3%      1.1%
Interest income and other, net                    0.6%      1.2%      0.9%      1.0%
                                             --------- --------- --------- ---------
Income (loss) before provision for income
   taxes and minority interest                   14.1%     -5.2%     10.5%      8.1%
Provision for income taxes                        3.2%      3.1%      2.6%      3.9%
                                             --------- --------- --------- ---------
Income (loss) before minority interest           10.9%     -8.3%      7.9%      4.2%
Minority interest in net income of
   consolidated subsidiary                        0.9%      1.3%      0.7%      1.6%
                                             --------- --------- --------- ---------
NET INCOME (LOSS)                                10.0%     -9.6%      7.2%      2.6%
                                             ========= ========= ========= =========


                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Net Sales

Net sales were $310.2 million for the three months ended June
30, 1997, a 30.2% increase over net sales of $238.3 million for the three months ended June 30, 1996. The increase in net sales in the current period was due primarily to significantly higher unit sales and, to a lesser extent, higher average selling prices for both headstack assemblies ("HSAs") and head gimbal assemblies ("HGAs"). This increase in sales was partially offset by the end-of-life of metal-in-gap ("MIG") products, which accounted for none of the Company's sales for the three months ended June 30, 1997, as compared to 19.0% of sales for the three months ended June 30, 1996.

Sales of HSAs and HGAs accounted for approximately 69% and 30%, respectively, of net sales for the three months ended
June 30, 1997.  Sales of HSAs and HGAs were approximately
66% and 33%, respectively, of net sales for the three months ended June 30, 1996.

Net sales were $843.9 million for the nine months ended June
30, 1997, a 6.1% increase over net sales of $795.7 million for the nine months ended June 30, 1996. The increase in net sales in the current period was due primarily to significantly higher unit sales and, to a lesser extent, higher average selling prices for HSAs. This increase in sales was partially offset by the end-of-life metal-in-gap ("MIG") products, which accounted for a negligible amount of the Company's sales for the nine months ended June 30, 1997, as compared to  21.1%
of sales for the nine months ended June 30, 1996.

The Company's sales of HSAs and HGAs accounted for approximately 64% and 35%, respectively, of net sales for the nine months ended June 30, 1997. Sales of HSAs and HGAs were approximately 56% and 42%, respectively, of net sales for the nine months ended June 30, 1996.

Gross Margin

The Company's gross margins are primarily influenced by average selling prices, the level of unit sales in relation to fixed costs, process yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The relative impact of these factors fluctuate from time to time. The Company's gross margins also reflect charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end-of-life.

The Company's gross margin for the three months ended June
30, 1997 was 23.2% of net sales, compared to 4.8% of net sales for the three months ended June 30, 1996. The significantly higher gross margin in the current period is primarily attributable to higher average selling prices for HSAs, and to increased unit sales in relation to fixed costs for both HSAs and HGAs. Additionally, the three months ended
June 30, 1996 included a $10.0 million charge in cost of goods sold for the write-off of inventory and fixed assets associated with end-of-life products. The higher gross margins were partially offset by a product mix weighted toward HSAs, which tend to have lower gross margins.

The Company's gross margin for the nine months ended June
30, 1997 was 20.2% of net sales, compared to 17.3% of net sales for the nine months ended June 30, 1996. The higher gross margin in the current period is primarily attributable to higher average selling prices and increased unit sales in relation to fixed costs for HSAs. Additionally, the nine months ended June 30, 1996, included a $10.0 million charge in cost of goods sold for the write-off of inventory and fixed assets associated with end-of-life products and a

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Gross Margin (Continued)

$6.0 million charge in cost of goods sold for the consolidation of the Company's San Diego operations to Northern
California.

As mentioned above, HSAs typically have lower gross
margins than HGAs.  HSAs consist of two or more   HGAs
and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components is a material percentage of the total cost of the HSA; the gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective margins on HGAs and non-HGA components and associated labor and overhead included in HSAs thus typically produces a lower aggregate gross margin on HSA sales compared to HGA sales.

Research and Development Expenses

Research and development ("R&D") expenses were $16.0 million, or 5.2% of net sales, for the three months ended June 30, 1997, compared to $12.9 million, or 5.4% of net sales, for the three months ended June 30, 1996. The decrease in R&D expenses as a percentage of net sales is attributable to the significant increase in net sales in the current period. The increase in R&D expenses in absolute dollars in the current period is attributable to the Company's ongoing development efforts in advanced inductive, MR and emerging technologies.

R&D expenses were $46.6 million, or 5.5% of net sales, for the nine months ended June 30, 1997, compared to $39.1 million, or 4.9% of net sales, for the nine months ended June 30, 1996. R&D expenses for the nine months ended June 30, 1996 reflected a charge of $9.0 million due to an investment in planar recording technology. Excluding this charge, R&D expenses increased significantly in both absolute dollars and as a percentage of net sales due to hiring of additional engineers and related staff and increased support expenses for the Company's ongoing development efforts in advanced inductive, MR and emerging technologies.

In addition, from time to time, the Company engages in fully or partially funded research and development for certain
existing or potential customers.   R&D expenses under such
projects are offset as incurred to the extent of development funds available. For the three months and nine months ended June 30, 1997, R&D expenses were offset by development funding of $1.8 million and $2.3 million, respectively. For the three months and nine months ended June 30, 1996, funded research and development was not material.

The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods.
However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.4 million, or 3.3% of net sales, for the three months ended June 30, 1997, compared to $10.5 million, or 4.5% of net sales, for the three months ended June 30, 1996. SG&A expenses were $31.5 million, or 3.8% of net sales, for the nine months ended June 30, 1997, compared to $32.9 million, or 4.2% of net sales, for the nine months ended June 30, 1996.

The absolute dollar decrease in SG&A expenses for the three months and nine months ended June 30, 1997 was primarily due to cost reduction efforts implemented in the latter half of fiscal 1996.

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses (continued)

The Company does not expect that SG&A expenses will increase significantly in absolute dollars in the near-term, but anticipates that SG&A expenses will vary from quarter to quarter as a percentage of net sales, depending on the level of net sales.

Interest Expense

Interest expense was $3.6 million and $10.6 million for the three months and nine months ended June 30, 1997, respectively, and $3.0 million and $9.1 million for the three months and nine months ended June 30, 1996, respectively.
The increase in interest expense for the current periods as compared to the same periods in fiscal 1996 is primarily due to the increase in the average amount of debt outstanding.

Interest Income and Other, Net

Interest income and other, net, was $1.8 million for the three months ended June 30, 1997, compared to $2.8 million for the three months ended June 30, 1996. The decrease in interest income and other, net, is primarily due to lower interest income on lower average cash balances and foreign exchange losses related to Read-Rite SMI.

Interest income and other, net, was $6.8 million for the nine months ended June 30, 1997, compared to $8.4 million for the nine months ended June 30, 1996. The decrease in interest income and other, net, is primarily due to lower interest income on lower average cash balances, partially offset by foreign exchange gains related to Read-Rite SMI.

Provision for Income Taxes

The Company's estimated annual effective tax rate decreased to 24.0% for the nine months ended June 30, 1997, compared to 48.3% for the nine months ended June 30, 1996. The decrease in the estimated annual effective tax rate for fiscal 1997 is primarily due to lower net tax from foreign operations. The fiscal 1997 effective rate for the three months and nine months ended June 30, 1997 differs from the statutory federal income tax rate primarily due to net tax savings associated with the Company's foreign operations.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $117.9 million, total assets of $1,028.1 million and total long-term debt, including the current portion, of $178.8 million. The Company's cash generated by operating activities was $165.3 million for the nine months ended June 30, 1997, compared to $162.1 million for the nine months ended June 30, 1996.

The Company's business is highly capital intensive. During the nine months ended June 30, 1997, the Company incurred capital expenditures of approximately $192.6 million, compared to $218.1 million for the nine months ended June
30, 1996. Capital expenditures have been made primarily to expand production capacity in Thailand and Malaysia, to expand wafer production in the United States and Japan, and to support new manufacturing processes and new technologies such as MR. The Company plans total

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

capital expenditures of approximately $300 million in fiscal 1997; however, to the extent yields for the Company's products are lower than expected, demand for such products exceeds Company expectations, or the Company's manufacturing process needs change significantly, such expenditures may increase. As of June 30, 1997, total commitments for construction or purchase of plant and equipment totaled approximately $127.8 million.

The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations for the next
12 months. However, if industry conditions become unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital.

On March 28, 1997, the Company filed an omnibus shelf registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission.
The Registration Statement, which became effective August 7, 1997, is intended to provide the Company flexibility to raise up to $350 million from offerings of debt securities, common stock or a combination thereof, subject to market conditions and the Company's capital needs. Net proceeds from any offering would be intended to be used for general corporate purposes, including capital expenditures, and to meet working capital needs.

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

For the nine months ended June 30, 1997, the Company produced HGAs in volume for 6 customers, HSAs in volume for 4 customers and tape drive products in volume for 4 customers. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a limited number of customers to continue. As

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

demonstrated by the significant reduction in the level of the Company's business late in fiscal 1996 and in the second half of fiscal 1993, the loss of any customer, or a significant decrease in orders from one or more customers, may have a material adverse effect on the Company's business, financial condition and results of operations.

Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation ("AMC") in fiscal 1995, completed the acquisition of Conner Peripherals, Inc., then a major customer of the Company in fiscal 1996, and completed the acquisition of Quinta, the Company's sole customer for its magneto-optical head development effort, in August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, in fiscal 1996, Singapore Technologies acquired the disk drive operations of Micropolis Corporation ("Micropolis"), while Hyundai completed its acquisition of Maxtor Corporation ("Maxtor"). While the Company believes it will remain a supplier to both Micropolis and Maxtor notwithstanding these changes in ownership, there can be no assurance that these customers will continue purchasing a significant quantity of their respective head requirements from the Company.

Vertical integration by the Company's customers, through
which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum Corporation ("Quantum"), a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations and tape drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, Matsushita-Kotobuki Electronics Industries Ltd. ("MKE") to manufacture MR
recording heads for rigid disk drives.   According to the
announcement, this new venture will take over Quantum's existing recording head operations and will be owned 51 percent by MKE. While Quantum's original acquisition of DEC's recording head operations has not had a material adverse effect on the Company's thin film head operations to date, and Quantum has stated its intention to continue purchasing the majority of its HGA requirements from merchant suppliers, the Company cannot predict the effect the formation of a Quantum/MKE recording head joint venture will have on the Company's business with Quantum.
Accordingly, there can be no assurance that Quantum will continue to purchase a significant portion of its head requirements from the Company. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

Currently, the Company's revenues are principally derived from thin film inductive and MR products, which require substantial investments in product development and manufacturing equipment and facilities to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

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

The disk drive industry is intensely competitive. Japanese competitors such as TDK/SAE and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular; the Company's primary domestic competitors are AMC, IBM, Seagate and Quantum. IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability, such as NEC and Fujitsu, generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. In recent years, Seagate has been the Company's primary competitor among captive head manufacturers. However, IBM has made a series of announcements regarding its plans to make substantial investments to expand its disk drive and disk drive components business by selling to original equipment manufacturers ("OEM") starting in 1997. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR products in the merchant market at competitive pricing.

In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers. The HSA business is less capital intensive than the thin film HGA business, thus making entry into the HSA manufacturing business easier than entry into the thin film HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

Finally, new technologies, including extensions of existing thin film head technology such as contact, near-contact, pico, spin valve, or giant MR heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film inductive and MR heads now in commercial production. Additionally, other manufacturers may already have or may develop, more advanced MR technology or MR production capability than the Company.
Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of MIG technologies, which do not utilize the Company's products.
The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

                   READ-RITE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Certain Additional Business Risks (continued)

Though MIG products accounted for approximately $174 million, or 18% of the Company's sales for fiscal 1996, the Company's MIG revenues for fiscal 1997 will be negligible, and the Company is no longer pursuing design-ins with this technology. The rapid and unexpected decline in MIG sales in the fourth quarter of fiscal 1996 (from approximately $65 million in the first quarter, $56 million in the second quarter, $48 million in the third quarter, to $5 million in the fourth quarter), coupled with the timing of certain new product introductions in the Company's thin film business and reductions in certain customer programs in the disk drive industry during the third and fourth quarters, made it difficult for the Company to transition its MIG facilities as planned to the production of more advanced inductive or MR products.
As a result, during the fourth quarter of fiscal 1996, the Company reduced its workforce in the Philippines by approximately 5,000 employees, and incurred significant charges for related severance costs, equipment and inventory write-offs and facility-related charges. Additionally, in March 1996, the Company acquired a nonexclusive license to the intellectual property of Censtor Corporation, including planar technology, with a goal of combining that technology with the Company's own inductive technologies and manufacturing processes to extend recording areal densities for inductive heads beyond conventional advanced thin film inductive designs. However, due to delays in ramping production and to the accelerating shift towards MR, in the latter half of February 1997 the Company decided to discontinue planar product development for hard disk drive applications and instead to investigate potential uses of this technology in other development applications. The impact on the Company's business, financial condition, and results of operations from this decision was not material.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The
Company made capital expenditures in fiscal 1996 of
approximately $265.8 million, compared to approximately
$185.1 million for fiscal 1995, and plans to expend
approximately $300 million in fiscal 1997.   There can be no
assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996 and in the latter half of fiscal 1993, when net sales declined quarter to quarter. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital
Resources" above.

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



                   READ-RITE CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the
Company and certain of its officers and directors (the "Ferrari State Action"). The Ferrari State Action complaint alleges that during the period of April 19, 1995 - January 22, 1996, defendants made false and misleading statements and suppressed material information concerning the Company, in violation of the California Corporations Law, the California
Civil Code (those section's prohibiting fraud), and the California Business and Professions Code. A subsequent demurrer by the Company was sustained in part and denied in part, as a result of which the allegations under the California Civil Code and the California Business and Professions Code, and certain defendants, were excluded. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount.

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

On May 17, 1997, the United States District Court for
Northern California granted the Company's request that the Ferrari Federal Action and McDaid Federal Action be consolidated. The resulting action "In re Read-Rite
Corporation Securities Litigation," covers the time period from July 19, 1995 to June 19, 1996, and combines and reasserts those claims previously set forth in the Ferrari and McDaid Federal Actions.

On May 19, 1997, a purported class action complaint was filed in the United States District Court for Northern California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action asserts virtually the same factual allegations as the McDaid Federal Action, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, but concerns a purported class period of March 2, 1996 through June 19, 1996, inclusive. The plaintiffs in the Nevius Federal Action seek damages in an unspecified amount.

On June 6, 1997, plaintiffs in the McDaid Federal Action moved to dismiss their complaint. On June 23, 1997, defendants moved to consolidate the Nevius Federal Action with In re Read-Rite Corporation Securities Litigation. On July 18, 1997, the named plaintiffs in the Nevius Federal Action moved to be appointed lead plaintiffs and to have their counsel appointed lead counsel. These three motions are expected to be heard in the United States District Court for the Northern District of California in late October or early November 1997.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in

                   READ-RITE CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings (continued)

any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect can not be reasonably estimated.

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


                   READ-RITE CORPORATION

PART II.  OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit Number  Description

        10.5            Employee Stock Purchase Plan (as
                        amended and restated July 22, 1997)

        10.41           1995 Stock Option Plan (as amended
                        July 22, 1997)

        10.53           License Agreement, dated as of
                        January 1, 1997, between the Company
                        and IBM (confidential treatment requested)

        11.1            Statement Regarding Computation
                        of Earnings Per Share

        27              Financial Data Schedule (electronic
                        filing only)



(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended June 30, 1997.



                   READ-RITE CORPORATION

                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













Date:  August 12, 1997          /s/  John T. Kurtzweil
                                     John T. Kurtzweil
                                     Vice President, Finance and
                                     Chief Financial Officer



                   READ-RITE CORPORATION

INDEX OF EXHIBITS


        Exhibit Number  Description

        10.5            Employee Stock Purchase Plan (as
                        amended and restated July 22, 1997)

        10.41           1995 Stock Option Plan (as amended
                        July 22, 1997)

        10.53           License Agreement, dated as of
                        January 1, 1997, between the Company
                        and IBM (confidential treatment requested)

        11.1            Statement Regarding Computation
                        of Earnings Per Share

        27              Financial Data Schedule (electronic
                        filing only)