Form 10-K
period 1997-09-30
READ RITE CORP /DE/
filed 1997-12-17
CIK 819480

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997*

                         Commission file number: 0-19512

                              READ-RITE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      94-2770690
    (State of incorporation)               (I.R.S. Employer Indentification No.)

345 LOS COCHES STREET, MILPITAS, CALIFORNIA                    95035
  (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (408) 262-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.0001 PAR VALUE PER SHARE
            RIGHTS TO PURCHASE SERIES A PARTICIPATING PREFERRED STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on November 28, 1997) was $918,489,389. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 28, 1997 was 48,308,286.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held February 24, 1998 are incorporated by reference into
Part III of this Form 10-K.
                                   ----------
* For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on September 30th. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30th.

================================================================================

FORWARD LOOKING INFORMATION
--------------------------------------------------------------------------------

Certain statements in this Annual Report on Form 10-K for Read-Rite Corporation ("Read-Rite" or the "Company") include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards increased demand for higher performance disk drive products is expected to continue for the foreseeable future; the Company's expectation that MR products will account for the substantial majority of the Company's net sales during fiscal 1998; the Company's expectation that HSAs will represent greater than 85% of net sales during fiscal 1998; the Company's expectation that MR head manufacturing yields will increase during fiscal 1998; the Company's plan to continue increasing its research and development expenditures; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near-term; the Company's plan to spend between approximately $250 million and $300 million on capital expenditures during fiscal 1998; the Company's belief that its liquid assets, credit facilities and cash generated from operations will be sufficient to fund its operations during fiscal 1998; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part I, Item 3 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to; failure to meet forecasted expenditures, failure by the Company to timely, effectively and continuously execute on MR product development; failure to obtain necessary customer qualifications on new programs, failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; competitors introducing products more quickly or cost effective than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
--------------------------------------------------------------------------------

Read-Rite Corporation ("Read-Rite" or the "Company") is the world's largest independent supplier of magnetic recording heads for rigid disk drives. The Company operates in a single industry segment by designing, manufacturing and marketing magnetic recording heads as head gimbal assemblies ("HGAs") and incorporating multiple HGAs into headstack assemblies ("HSAs"). Read-Rite's products are sold primarily for use in 3.5" form factor rigid disk drives. The Company also supplies magnetoresistive ("MR") heads for quarter-inch cartridge ("QIC") tape drives. Read-Rite believes it supplies HGAs and HSAs for a broader range of disk drive products than any other independent supplier.

During fiscal 1997, the Company supplied HGAs in volume for 37 different disk drive products to 6 customers, and supplied HSAs in volume for 52 different disk drive products to 3 customers. In comparison, during fiscal 1996, the Company supplied HGAs in volume for 35 different disk drive products to 6 customers, and supplied HSAs in volume for 26 different disk drive products to 4 customers. During fiscal 1997, the Company sold approximately 106.8 million HGAs (including HGAs incorporated into HSAs), and approximately 16.4 million HSAs. HGAs and HSAs accounted for approximately 98% of the Company's net sales during fiscal 1997.

Read-Rite also produces thin film MR tape heads for use in QIC tape drives in the 1.6 gigabyte ("GB") to 4GB range per cartridge. During fiscal 1997, the Company supplied QIC tape heads in volume for 12 different tape drive products to 6 customers. Tape heads accounted for approximately 2% of the Company's net sales during fiscal 1997.

The Company's net sales to its largest customers during fiscal 1997 and fiscal 1996 were as follows (as a percentage of net sales):

CUSTOMERS                                                       1997          1996
---------                                                   ------------- -------------
   Western Digital Corporation ("Western Digital")                   51%           43%
   Quantum Corporation ("Quantum")                                   18%           29%
   Maxtor Corporation ("Maxtor")                                     13%           12%
   All Others                                                        18%           16%
                                                            ------------- -------------
                                                                    100%          100%
                                                            ============= =============


The Company's principal wafer manufacturing facilities are located in Fremont, California, and at its headquarters in Milpitas, California. The Company has its primary slider fabrication and HGA assembly facilities in Bangkok, Thailand, and its primary HSA assembly facilities in Penang, Malaysia and Manila, the Philippines. The Company also has sales and customer support offices in Singapore and Longmont, Colorado. The Company manufactures wafers for tape heads at its Milpitas facility, subcontracts device fabrication to a third party subcontractor in China and performs further fabrication assembly and test operations in the Philippines. Read-Rite SMI Corporation ("Read-Rite SMI"), the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo"), operates a wafer manufacturing facility near Osaka, Japan, subcontracts head or "slider" fabrication to the Company's Thailand subsidiary (Read-Rite (Thailand) Co., Ltd. or "RRT"), subcontracts HGA assembly to RRT and to Read-Rite SMI's own Thailand subsidiary, Read-Rite SMI (Thailand) Co., Ltd. ("RRST"), and sells finished HGAs primarily to Japanese customers.

Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985. The Company's executive offices are located at 345 Los Coches Street, Milpitas, California 95035, telephone number (408) 262-6700.

For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks."

COMPANY STRATEGY
--------------------------------------------------------------------------------

Personal computer end-user demand and non-personal computer applications such as network servers (intranet and internet), workstations, mainframes, video on demand, voicemail and multimedia services are driving the computer industry's demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 1996, the capacity for a single disk, 3.5" drive increased from approximately 270 megabytes ("MB") to greater than 1GB. During fiscal 1997, the capacity for a single disk, 3.5" drive typically ranged between 1GB and 4GB for desktop computers, which make up the majority of the recording head market, and between 2GB and 9GB for high end computers. The rapid introduction of new, higher performance products shortens product life cycles and places significant pricing pressure on hard disk drives and drive components, including recording heads. The Company expects this trend to continue for the foreseeable future.

To be competitive in this demanding environment, the Company must collaborate closely with its customers as well as media, channel electronics and equipment suppliers to ensure critical co-development projects proceed in a timely manner. The Company must also continually design new product platforms to accommodate a broad range of customer requirements while efficiently utilizing engineering efforts and minimizing manufacturing costs. In addition, it is critical that the Company achieve continuous and timely design-in qualifications to become the primary supplier for customer programs. Although disk drive manufacturers commonly qualify more than one supplier, early design-in wins are important in order to become a primary supplier.

Throughout fiscal 1997, the Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships. The Company has implemented, and is continuing to implement, a series of programs to enhance customer satisfaction. The Company has business units to provide dedicated customer support teams that are responsive to the specific needs of each customer. The teams provide focused improvements in new product introductions, including design support, prototype production, and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's strategic technology plan to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design-in wins and improves the Company's ability to timely reach volume production.

In response to the disk drive market's demand for higher performance products, the Company has and continues to aggressively pursue a range of new and emerging technologies to increase the areal density capability of its products. Areal density is a measure of storage capacity per square inch on the recording surface of a disk. For ease of reference, this measure is commonly converted to megabytes or gigabytes per 3.5" disk. Early in fiscal 1997, the Company successfully ramped significant production volumes of advanced inductive recording heads enabling storage capacities of 1GB per 3.5" disk, and followed with volume production later in the year of advanced inductive heads at 1.3GB per 3.5" disk. During the year the Company sold approximately 81.6 million inductive HGAs (including HGAs incorporated in HSAs), generating $881 million in net sales from inductive products.

During fiscal 1997, the Company also successfully executed its primary strategic objective of becoming a significant merchant market supplier of MR HGAs and HSAs. MR heads consist of thin film inductive write structures and MR read structures that take advantage of magnetic properties in certain metals to achieve significantly higher storage capacities. The Company began the year with production of MR heads at 1.3GB per 3.5" disk, and subsequently introduced MR heads at 1.75 GB per 3.5" disk, which represented the majority of the Company's MR production at fiscal year end. During the second half of the year, the Company achieved several major design-in wins with its MR heads at 2.1GB per 3.5" disk, and began volume production of these products by year end. The Company has also sampled its MR head products at 2.8-3.0GB per 3.5" disk. During fiscal 1997, the Company sold approximately 24.0 million MR HGAs (including HGAs incorporated in HSAs) to 4 customers, increasing net sales of MR products to $279.8 million, compared to net sales of MR products of $34.2 million during fiscal 1996. Responding to the industry's rapid shift to MR technology, during the first quarter of fiscal 1998 the Company announced plans to accelerate its existing MR transition strategy and to significantly reduce its production of advanced inductive products. As a result, the Company expects that MR products, which accounted for approximately 24% of the Company's net sales during fiscal 1997, will account for the substantial majority of net sales during fiscal 1998. Reflecting this accelerated transition, the Company has announced that it expects to take a non-recurring charge of up to $30 million during the first quarter of fiscal 1998 related to obsolete fixed assets and excess inventory associated with end-of-life inductive products.

The Company's goal is to continue to strive for technology leadership through significant investments in research and development, intensified efforts on MR platforms, and continued efforts to attract, develop and retain high quality technical and management talent. Further, the Company will strive for operational excellence in wafer fabrication, slider fabrication, manufacturing yields, manufacturing processes and costs, and management processes and supplier relationships. This focus will be important to the Company's ability to achieve steep production ramps to high volumes while maintaining flexibility and low costs. There can be no assurance that the Company will be successful in attaining these goals.

PRODUCTS
--------------------------------------------------------------------------------

An HGA consists of a magnetic recording head attached to a flexure, or suspension arm, and a wire/tubing assembly. A number of HGAs can be combined with an actuator for positioning the HGAs, a coil assembly and a flexible circuit board assembly to form an HSA. The remaining principal components of rigid disk drives are disks, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly which rotates the disks at high speed within a sealed enclosure. The heads, attached to and positioned by the movable actuator, "fly" above both sides of each disk, or, as in the case of the Company's "Tripad" products, operate in intermittent contact ("pseudo-contact") with the disk. The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of at least one disk. The heads record or retrieve data from tracks pre-formatted in the magnetic layer of each disk. Rigid disk drives are used in computer systems to record, store and retrieve digital information. Most computer applications require access to a greater volume of data than can economically be stored in the random access memory of the computer's central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including rigid disk drives, both fixed and removable, flexible disk drives, magnetic tape drives, optical disk drives and semiconductor memory. Rigid disk drives currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives and at substantially lower cost than high-speed semiconductor memory.

The principal elements of QIC tape drives are magnetic read/write heads and electronics for read/write, motion control, and system interface functions. Data cartridges contain tape motion and guidance mechanisms. QIC tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, reliability and low cost.

HEAD GIMBAL ASSEMBLIES

Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs and assemble, or have assembled, their own HSAs. The Company supplied HGAs in volume for 37 different disk drive products to 6 customers during fiscal 1997, as HGAs accounted for approximately 31% of the Company's net sales for the year. During fiscal 1997, the Company manufactured in volume two types of heads for rigid disk drives: inductive thin film and MR thin film.

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

MR thin film heads consist of a magnetoresistive read element and an inductive write element. The MR read element incorporates certain materials whose electrical resistances change in a magnetic field. In the read mode, as the MR head flies over a previously written region on the disk, the magnetic field generated by the directionally magnetized region causes a change in electrical resistance. This change can be sensed or read by the drive's electronic circuitry. MR heads have the ability to read data at lower media velocities and narrower track widths than inductive heads. The ability to read at lower media velocities improves performance as disk drives become smaller, because the surface velocity of a disk turning at the same number of revolutions per minute is reduced as the diameter of the disk decreases. Narrower track widths enable higher density magnetic recording, i.e., greater capacity per square inch. As of November 1997, the Company was producing in volume MR thin film heads at areal densities of up TO 2.1GB per 3.5" disk.

HEADSTACK ASSEMBLIES

The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. The Company conducts all of its volume HSA production in its Malaysia and Philippines facilities.

The Company supplied inductive thin film and MR thin film HSAs in volume for 52 different disk drive products to 3 customers during fiscal 1997. HSAs accounted for approximately 67% of the Company's net sales during fiscal 1997, compared to 57% of the Company's net sales during fiscal 1996. The Company expects this trend to continue, with HSAs expected to represent greater than 85% of total net sales during fiscal 1998.

TAPE HEADS

Since fiscal 1994, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings, and is the leading independent producer of MR tape heads for use in QIC tape drives in the 1.6GB to 4GB range per cartridge. During fiscal 1997, the Company supplied QIC tape heads in volume for 12 different tape drive products to 6 customers. Tape heads accounted for approximately 2% of the Company's net sales for the year. The Company's largest tape head customers during fiscal 1997 were Colorado Memory Systems (a subsidiary of Hewlett-Packard), Seagate and Exabyte Corporation.

MANUFACTURING
--------------------------------------------------------------------------------

Read-Rite's operating results are highly dependent upon its ability to produce large volumes of magnetic recording heads at acceptable manufacturing yields. The Company's manufacturing process for thin film heads is divided into four main areas: wafer fabrication, slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. For tape heads, the Company's manufacturing process consists of wafer fabrication, wafer slicing, assembly and testing.

WAFER FABRICATION

The Company presently fabricates wafers at its Fremont and Milpitas, California facilities and at Read-Rite SMI's facility near Osaka, Japan. The Company's Fremont facility produces 6" square wafers (versus 4" wafers currently produced in its Milpitas facility and at Read-Rite SMI), increasing the unyielded per wafer slider count from approximately 6,500 to over 14,260 nanosliders, and during fiscal 1997 produced approximately 41% of the Company's total slider output. During fiscal 1997 and continuing in fiscal 1998, the Company has and will continue to transition its wafer fabrication facilities to MR technology in order to meet the specifications and demand for increased production of MR products, as inductive products reach end-of-life. The Company's Fremont facility will serve as the primary wafer supply for MR products during this transition period, with the Milpitas facility serving as the primary wafer supply for inductive products. As inductive products reach end-of-life during fiscal 1998, the Milpitas facility will transition to MR production.

SLIDER FABRICATION/WAFER SLICING

The Company machines or slices wafers (other than for prototypes) primarily at RRT's and RRST's Thailand facilities. The machining process is accomplished in five phases. First, diamond saws cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper throat height using an automated, multi-stage lapping process. Third, the Company employs photolithography, ion milling, focused ion beam equipment and other processes to form the final pole geometries of the device. Fourth, the Company uses a variety of processes to define and shape the air bearing surfaces of the individual sliders in each row. Finally, the rows are cut into individual sliders.

HGA ASSEMBLY AND TESTING

The Company presently performs volume thin film HGA assembly and testing at its Thailand facilities. In HGA assembly, wire elements or flexible circuitry are attached to bond pads on the slider and the slider is then bonded to the stainless steel flexure/suspension. The Company then tests the head's read/write capability (for example: signal strength, pulse shape, over-write and error rate) and the circuit integrity of the magnetic elements. The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs do not meet specifications.

HSA ASSEMBLY AND TESTING

The Company assembles substantially all of its HSAs (other than prototypes) at its facilities in Malaysia and the Philippines. HSAs can consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit and may include other miscellaneous parts such as bearings, a voice coil and a connector, depending on the design of the customer's disk drive.

The Company continues to make significant investments in its HSA operations in Malaysia and the Philippines. The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, slower inventory turns, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. There can be no assurance that the Company's HSA operations will continue to be successful; the failure of such operations would have a material adverse effect on the Company's business, operating results and financial condition.

The cost of purchased components incorporated into the Company's HSAs represents a substantial percentage of the total cost of manufacturing such products. Accordingly, the Company's ability to maintain adequate margins in the face of constant price erosion is principally a function of its ability to obtain price reductions from its component vendors, to continuously improve manufacturing yields and to improve productivity. Additionally, the Company has experienced lower manufacturing yields and higher costs during the production of MR HSAs in comparison to inductive HSAs primarily due to the process learning curve associated with the introduction of the newer technology. As the Company continues to advance along the process learning curve as it relates to MR head and HSA production, manufacturing yields are expected to increase during fiscal 1998. There can be no assurance that the Company will be able to achieve component cost levels, manufacturing yields and productivity levels necessary to achieve adequate MR HSA margins.

TAPE HEAD

After the Company's tape head wafers are fabricated in its Milpitas facility, they are high-speed probed for their electronic and magnetic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in the Far East; individual units are then shaped to produce the contoured surface over which the tape media passes.

After the tape wafers are sliced and shaped into individual MR devices, they are assembled into a body and carriage mount and a flexible cable is attached; the final unit is dynamically tested prior to shipping. The Company performs all of its tape head assembly operations at its facilities in the Philippines.

CUSTOMERS, MARKETING AND SALES
--------------------------------------------------------------------------------

The Company's largest customers during fiscal 1997 were Western Digital, Quantum, and Maxtor, representing 51%, 18%, and 13%, respectively, of the Company's net sales for the period. Given the small number of high performance disk drive and QIC tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have been increasingly moving towards limiting their number of suppliers of recording heads per program, as well as focusing their own efforts on fewer, larger new programs. Thus, the Company expects it will be increasingly important to successfully achieve design-in wins for all programs for its primary customers. As a result, the loss of any customer, a significant decrease in orders from one or more large customers, or the failure to achieve a design-in win or wins on particular customer programs would have a material adverse effect on the Company's business, financial condition and results of operations.

For example, on November 10, 1997, the Company learned that Singapore Technologies, Pte. Ltd. ("Singapore Technologies") intended to liquidate Micropolis Ltd. ("Micropolis"), a wholly-owned Singapore Technologies subsidiary. Immediately prior to this unexpected announcement, the Company had anticipated that Micropolis would account for approximately 1.5% of the Company's net sales during the first quarter of fiscal 1998. As required by generally accepted accounting principles, the Company has taken a post-closing charge of $14.8 million to establish a reserve for Micropolis related accounts receivable, inventories and equipment exposures during the fourth quarter of fiscal 1997. See Note 15 in "Notes to Consolidated Financial Statements." In addition, Read-Rite SMI has not been qualified on Quantum/Matsushita Kotobuki Electronics'("MKE") 2.1GB/disk MR programs. Accordingly, Quantum/MKE will not represent a significant percentage of the Company's net sales during the first three quarters of fiscal 1998, materially and adversely affecting the business, financial condition and results of operations of Read Rite SMI and thus the Company. For a discussion of additional risk factors associated with the Company's customer base, see "Certain Additional Business Risks."

During fiscal 1997, the Company sold prototype and some production level shipments from its headquarters located in Milpitas, California. All other sales to customers, exclusive of Read-Rite SMI sales, were conducted by the Company's wholly-owned subsidiary, Read-Rite International, through its Singapore branch. Read-Rite SMI sells to Japanese customers from its facility near Osaka, Japan. The Company also maintains a sales support office in Longmont, Colorado. Foreign net sales accounted for 98%, 95% and 97% of net sales during fiscal 1997, 1996 and 1995, respectively. See Note 13 in "Notes to Consolidated Financial Statements."

Disk drive and tape drive manufacturers offer a variety of products with differing design, performance and cost characteristics. Magnetic recording head vendors, such as the Company, work with manufacturers to determine the performance characteristics required for the heads to be used in new designs and develop customized heads and HSAs for each program. Head vendors seek to have their heads "designed in" to a particular program and to be qualified as a primary supplier for new programs. The development and commencement of production of head products for new programs involves major expenditures for product design, production engineering and capital equipment. Production processes must also be adjusted to accommodate the unique specifications of each new design. As manufacturers introduce new programs, the Company must seek to qualify its heads in these new programs, requiring continual significant expenditures of time and resources. Additionally, these new programs typically require the development of new head technologies or enhancements to existing platforms to address ever-higher performance criteria. These conditions place a significant burden on the Company to properly assess the developments in the industry and to market and sell products successfully to changing or emerging market leaders.

The Company continues to seek close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier of HGAs, HSAs and tape heads for new programs. Read-Rite believes that winning early design-in qualifications is critical, particularly in light of the rapid migration toward higher volume disk drive programs and the shorter life cycles of such products. Failure by the Company to execute consistently on product design-ins has and may continue to have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION
--------------------------------------------------------------------------------

The disk drive industry is intensely competitive, both at the drive level and the component level, and is characterized by short product life cycles and substantial price declines over the useful life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of new technologies and price for a given technology. Other significant factors are customer support, product quality and the ability to reach volume production rapidly. Failure to execute with respect to any of these factors would likely have a material adverse effect on the Company's net sales and gross margin.

Japanese competitors such as TDK/SAE and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular. The Company's primary domestic competitors are International Business Machines Corporation ("IBM"), Applied Magnetics Corporation ("AMC"), and Seagate Technology, Inc. ("Seagate"). IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. In recent years, Seagate has been the Company's primary competitor among captive head manufacturers. However, IBM made a series of announcements in 1997 regarding its plans to make substantial investments to expand its disk drive and disk drive components business by selling to original equipment manufacturers ("OEM"). During September 1997, IBM announced that it was an OEM supplier to three MR head customers. Other MR suppliers include Alps Electric, Headway Technologies, Sony, Hitachi Metals, Toshiba and Sanyo. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR products in the merchant market in volume quantities at competitive pricing.

In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers such as TDK/SAE, AMC, Tandon, Kabool and Kaifa. The HSA business is less capital intensive than the thin film HGA business, thus entry into the HSA manufacturing business requires less capital than entry into the thin film HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

Finally, new technologies, including extensions of existing thin film head technology such as contact, near contact, pico, spin valve, or giant MR heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film inductive and MR heads now in commercial production. Additionally, other manufacturers may already have or may develop, more advanced MR technology or MR production capability than the Company. For example, in a published announcement during November, 1997, Sony, TDK, Yamaha, Alps, Toshiba and IBM have begun preparing or expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or terroelectric) memory, optical disk drives or extensions of MIG technologies, which do not utilize the Company's products. The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT
--------------------------------------------------------------------------------

The Company's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

To address these issues, the Company has focused and will continue to focus on technology advancements, customer satisfaction and cost efficiency. During fiscal 1997, the Company continued development of improved process technologies, including advanced photolithography processes, focused ion beam processes, advanced sputtering techniques and equipment, slider fabrication processes and implementation of such technologies as advanced surface preparation and coating technologies and new tester technology. The Company is in its third generation of sub-ambient (or negative) pressure air bearing contour designs and is continuing development of additional thin film technological advances necessary for higher performance rigid disk drives, including additional air bearing designs and the pico slider form factor (approximately 30% of the size of the original minislider, and approximately 60% of the size of the current generation nanoslider).

In addition to the Company's current focus on increasing the performance of its "contiguous junction" MR heads, the Company is also pursuing longer-term development to extend the areal density capabilities of MR heads, including development of spin valve heads and other GMR heads.

During fiscal 1997, 1996 and 1995, the Company's research and development expenses were $65.0 million, $52.2 million (which includes a $9.0 million charge for the acquisition of planar technology) and $41.8 million (including a $2.4 million investment in Redwood MicroSystems Inc. and a $4.6 million write-off associated with certain license rights acquired from KME, respectively).

As part of the Company's strategy to capitalize on its core competencies of thin film technology, miniaturization, micro-machining, and high volume, low cost manufacturing while diversifying its product offerings and customer base, the Company has made several investments in new technologies.

The first investment was in magneto-optical data storage. During fiscal 1996, the Company made a minority investment in Quinta Corporation ("Quinta"), a data storage development company. During fiscal 1997, the parties signed an agreement to design and develop a new generation of recording heads and HGAs combining magnetic and optical data storage technologies. The agreement calls for non-recurring engineering payments by Quinta to the Company, includes cross licenses with royalty provisions and is intended to lead to a supply arrangement whereby the Company supplies flying magneto-optical recording heads and HGAs to Quinta for incorporation into magneto-optical disk drives. In July 1997, Seagate acquired 100% of the outstanding stock of Quinta. To date, Seagate's acquisition of Quinta has not materially changed the Company's various agreements with Quinta. However, Seagate has its own internal recording head capabilities and substantially greater resources than the Company, and will likely become a supplier of heads to Quinta in the near future, and thus a competitor of the Company in this new technology. In addition, this new technology presents many technical challenges and is thus subject to substantial risks.

The second investment was in advanced microinterconnect technology for use in electronics packaging for semiconductors and to manufacture flex on suspension ("FOS") products to replace wires on certain of the Company's HGA products. During fiscal 1996, the Company made a minority equity investment in, and obtained a limited license from, Tessera, Inc. ("Tessera"), a developer of advanced electronics packaging for semiconductors. The agreement grants the Company a royalty-free license to manufacture and sell "TCMT," the flexible "tape" necessary to the Tessera packaging process. The agreement also grants the Company the right to obtain, subject to fixed license fees and additional royalties, a license to Tessera's assembly technology and processes. The Company is continuing product and process development for both TCMT and FOS and is installing production capacity for these products.

In the Company's tape head unit, the Company is pursuing development of a new thin film planar head for consumer video applications. The tape head unit has also launched development programs for certain customers of multichannel MR tape heads in an effort to penetrate the digital linear tape drive market.

There can be no assurance that the Company will be successful in developing any of these new technologies or that, if successful, it will be able to obtain qualifications in customer programs or transition the technologies into commercially viable volume production.

BACKLOG
--------------------------------------------------------------------------------

The Company's sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for disk drive manufacturers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. See also "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report.

Accordingly, the Company does not believe its backlog is an accurate measure of net sales or operating results for any future period. The Company's backlog of purchase orders requesting delivery within six months was approximately $310.5 million as of September 30, 1997, compared to $194.8 million as of September 30, 1996.

STRATEGIC ALLIANCE WITH SUMITOMO
--------------------------------------------------------------------------------

In June 1991, the Company established a strategic alliance with Sumitomo, a leading Japanese industrial company, including an investment by Sumitomo in the Company and the establishment by the two companies of a joint venture, Read-Rite SMI, in Japan. Substantially all of Read-Rite SMI's sales in during fiscal 1997 and fiscal 1996 were to MKE, a subcontractor to and partner of Quantum.

In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI as part of a series of agreements pursuant to which Read-Rite SMI licensed from the Company the Company's MR technology, sublicensed from the Company the technology licensed from KME in the fourth quarter of fiscal 1993, and agreed to share with the Company certain ongoing MR technology research and development costs. More recently, the Company and Read-Rite SMI amended their principal license agreement to include additional technologies, including spin valve and GMR, and to eliminate royalty provisions which were replaced by an ongoing cost sharing arrangement allowing the parties to share equitably in their collective research and development expenditures. Further investments in Read-Rite SMI beyond current amounts are expected to be borne equally by the Company and Sumitomo.

The Company has retained a majority voting interest in Read-Rite SMI; however, prior to the first quarter of fiscal 1998, all material corporate actions required a supermajority vote of Read-Rite SMI's Board of Directors, and thus the consent of both the Company and Sumitomo. During the first quarter of fiscal 1998, the Company and Sumitomo revised their various agreements and RRSMI's charter documents to provide for a simple majority vote of the Board of Directors of Read-Rite SMI on all matters except for certain non-ordinary course of business matters requiring a supermajority. In the case of a shareholder vote generally or due to the lack of the required vote by the Board of Directors, a simple majority shareholder vote is required.

As a result of the June 1991, December 1993 and September 1996 transactions, the Company and Read-Rite SMI have cross-licensed all of their respective inductive thin film, MR, spin valve, and GMR technologies owned or developed during the term of the original joint venture agreement relating to the manufacture of thin film heads for disk drives. Read-Rite SMI has the exclusive right to distribute products of either Read-Rite SMI or the Company to customers for integration into disk drives in Japan and to Japanese customers for integration into rigid disk drives throughout the remainder of the world other than North America. The Company has the exclusive right to distribute products of either the Company or Read-Rite SMI for integration into rigid disk drives in North America and throughout the rest of the world, other than in Japan or by Japanese customers outside North America.

Although the Company believes Read-Rite SMI provides important advantages to the Company, there can be no assurance that there will continue to be strong market demand in Japan for thin film heads manufactured by independent suppliers, that Read-Rite SMI will continue to be successful in supplying heads to Quantum/MKE, or that Read-Rite SMI will be successful in further penetrating the Japanese market. For example, though Read-Rite SMI was a supplier for Quantum/MKE on certain previous MR programs, Read-Rite SMI is not currently a supplier on Quantum/MKE's 2.1GB per 3.5" disk programs. Though Read-Rite SMI will continue to seek qualification on Quantum/MKE's 2.5GB per 3.5-inch disk programs due for production in the third quarter of fiscal 1998, there can be no assurance that Read-Rite SMI will be successful in regaining market share at Quantum/MKE. The failure of Read-Rite SMI to participate in future Quantum/MKE programs or to obtain additional customers has had and may continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
--------------------------------------------------------------------------------

Read-Rite regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has more than 60 patents with expiration dates ranging from 2002 to 2017, and additional applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of the companies' respective patents.

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

The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. To the extent the Company receives additional claims of infringement from others in the future, where necessary or desirable the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

EMPLOYEES
--------------------------------------------------------------------------------

As of September 30, 1997, the Company had 23,107 employees, including 2,272 in the United States, 11,886 in Thailand, 4,496 in Malaysia, 4,110 in the Philippines, 319 at Read-Rite SMI, and 24 at the Company's sales and customer support offices in Singapore. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are currently represented by a labor union.

ENVIRONMENTAL REGULATION
--------------------------------------------------------------------------------

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

CERTAIN ADDITIONAL BUSINESS RISKS
--------------------------------------------------------------------------------

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product manufacturing yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales are generally made pursuant to individual purchase orders which may be changed or canceled by customers on short notice; often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, during the first quarter of fiscal 1998, during the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced or are expected to reduce net sales and gross margin. The Company expects periodic fluctuations will occur in the future.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, as demonstrated during the second half of 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advance warning, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was previously demonstrated by the strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993. Further, during November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology and accelerated implementation of its existing strategies to transition fully to MR production, and reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. The Company's 1.3GB per 3.5 inch advanced inductive head products are Read-Rite's last generation inductive products. See Note 15 in "Notes to Consolidated Financial Statements." In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

The Company's largest customers are Western Digital, Quantum and Maxtor, representing 51%, 18% and 13%, respectively, of the Company's net sales during fiscal 1997. The Company produced HGAs in volume for 6 customers, HSAs in volume for 3 customers and tape drive products in volume for 6 customers during fiscal 1997. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a limited number of customers to continue. As demonstrated by reductions in orders for advanced inductive products in the first quarter of fiscal 1998, the significant reduction in the level of the Company's business late in fiscal 1996 and in the second half of fiscal 1993, the loss of any large customer, or a significant decrease in orders from one or more large customers, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the unexpected November 10, 1997 announcement of the liquidation of Micropolis resulted in post-closing charges of $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales during the fourth quarter of fiscal 1997 to establish a reserve for Micropolis-related accounts receivable, inventory and equipment exposures. At the time of the announced Micropolis bankruptcy, the Company expected Micropolis to account for approximately 1.5% of the Company's net sales during the first quarter of fiscal 1998.

Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of Applied Magnetics Corporation during fiscal 1995, completed the acquisition of Conner Peripherals, Inc., then a major customer of the Company during fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's sole customer for its magneto-optical head development effort, during August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, Hyundai completed its acquisition of Maxtor during fiscal 1996. While the Company has remained a supplier to Maxtor notwithstanding the change in ownership, there can be no assurance that this customer will continue purchasing a significant quantity of its head requirements from the Company or that Hyundai will continue to fund Maxtor if necessary.

Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's ("DEC") recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording heads operations and is owned 51% by MKE. Though the Company believes its primary issues at Quantum are external competition and Company execution, it cannot assess accurately the effect the Quantum/MKE joint venture will have on the Company's head operations in the future, and there can be no assurance that the Company will successfully regain market share at Quantum in the near future, if at all. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR TECHNOLOGY

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, due to the ever increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996.

In addition, during the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, the Company's products would have to incorporate a technical feature which the Company called "undershoot reduction." Though the Company began development of necessary processes for undershoot reduction in the second quarter of fiscal 1996 and successfully reached volume production during the fourth quarter of fiscal 1996, the significant start-up costs and delays in new product introductions materially and adversely impacted both the Company's net sales and gross margin during the second half of fiscal 1996.

More recently, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. In connection with such advanced inductive demand and the accelerated transition to MR, the Company expects to take non-recurring charges associated with inductive technologies of up to $30 million during the first quarter of fiscal 1998 and that its first quarter of fiscal 1998 net sales and earnings will be lower than those reported for the fourth quarter of fiscal 1997. See Note 15 in "Notes to Consolidated Financial Statements." The Company's 1.3GB per 3.5 inch advanced inductive head products are Read-Rite's last generation inductive products.

During fiscal 1997, the Company's primary net sales were derived from thin film inductive and MR products, which require substantial investments in product development and manufacturing equipment and facilities to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continue to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

The Company shipped 24.0 million MR heads for 15 disk drive programs to 4 customers during fiscal 1997, accounting for approximately 24% of net sales during the period. The Company intends to continue investing significant resources in MR product development and manufacturing equipment to support the continued rapid shift of its product mix to MR. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

SUBSTANTIAL CAPITAL EXPENDITURES AND WORKING CAPITAL NEEDS

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 1997 of $272.8 million, compared to $265.8 million during fiscal 1996, and plans to spend between approximately $250 million and $300 million during fiscal 1998. As of September 30, 1997, total commitments for construction or purchase of capital equipment were approximately $126 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during fiscal 1996, during the latter half of fiscal 1993, and as is expected during the first quarter of fiscal 1998, when net sales declined or are expected to decline quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INTERNATIONAL OPERATIONS

The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its HGA machining, assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations, most recently during the first quarter of fiscal 1997, but none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

In addition, several Asian countries, including Japan, Thailand and the Philippines, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the US dollar. Although the Company enters into foreign currency forward and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures and substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales or to manufacture products in these markets, or what economic effects these factors will have upon general economic conditions, the drive industry, or the Company's customers, and hence the Company.

COMPLEX MANUFACTURING PROCESSES

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be low as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company's ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields; as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity, and by the compression of product life cycles which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality, without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher manufacturing yields and declining costs.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints or production failures at, or restricted allocations by, the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory reserves, there can be no assurance that the Company will not be required to take additional inventory write-downs due to the Company's inability to obtain necessary product qualifications or to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1996 and during the third quarter of fiscal 1993, and as a result, its operating results were materially and adversely affected. Additionally, the Company experienced significant cancellations during the first quarter of fiscal 1998, and as a result, expects its operating results will be materially and adversely affected.

VOLATILITY OF STOCK PRICE

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

EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

The Company's executive officers are:

NAME                 AGE   POSITION
----                 ---   --------
Cyril J. Yansouni    55    Chairman of the Board of Directors and Chief Executive Officer
Alan S. Lowe         35    President and Chief Operating Officer
Michael A. Klyszeiko 58    Executive Vice President, Operations
Peter G. Bischoff    57    Executive Vice President, Opto Magnetic Division
James Murphy         38    Senior Vice President, Customer Business Units
John T. Kurtzweil    41    Vice President, Finance and Chief Financial Officer
Rex S. Jackson       37    Vice President, Business Development and General Counsel
Sherry F. McVicar    45    Vice President, Human Resources

There are no family relationships among directors or executive officers of the Company.

Mr. Yansouni has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1991. Prior to joining the Company, Mr. Yansouni was with Unisys Corporation, a manufacturer of computer systems, from December 1988 to February 1991, where he served in various senior management capacities, most recently as an Executive Vice President. From October 1986 to December 1988, Mr. Yansouni was President of Convergent Technologies, a manufacturer of computer systems, which was acquired by Unisys in December 1988. From 1967 to 1986, Mr. Yansouni was at Hewlett-Packard Company. During that time, he served in a variety of technical and management positions, most recently as Vice President and General Manager of the Personal Computer Group. Mr. Yansouni received his M.S. degree in electrical engineering from Stanford University and his B.S. degree in electrical engineering and mechanical engineering from the University of Louvain, Belgium. Mr. Yansouni is also a director of Informix Software, Inc. and PeopleSoft, Inc., both software companies, Raychem Corporation, a material sciences manufacturing company and ActiveCard, Inc., a manufacturer of network access security systems.

Mr. Lowe has served as President and Chief Operating Officer since May 1997. He joined Read-Rite in 1989 in a sales position and also served as Vice President, Sales from November 1991 to August 1994, as Vice President of Customer Programs from August 1994 to November 1995, and as Senior Vice President, Customer Programs from November 1995 to October 1996. Mr. Lowe was Senior Vice President, Customer Business Units, from October 1996 to March 1997. Prior to joining the Company, he was sales manager for Microcom Corporation, a data communications hardware and software company, in 1989, and held various sales positions at IBM from 1985 to 1989. Mr. Lowe holds a B.A. degree in Computer Science and Business Economics from the University of California, Santa Barbara.

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

Mr. Murphy has been Executive Vice President, Customer Business Units since August, 1997. Mr. Murphy joined the Company in April 1991 as a Strategic Accounts Manager. He was promoted to Director of Sales in Asia in 1993 and to Vice President of Sales worldwide in 1995. Following the Company's reorganization into customer business units in 1996, he was named Vice President and General Manager for the Company's largest customer. Prior to joining the Company, he held a variety of sales and marketing positions at IBM from 1982 through 1991. Mr. Murphy holds a B.S. degree in Finance from the University of Santa Clara.

Mr. Kurtzweil joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil joined the Company from Maxtor Corporation where he held a number of finance positions including Finance Director, Director of Far East Finance based in Singapore, and Corporate Controller of a wholly-owned subsidiary. He was with Maxtor Corporation from July 1988 to August 1995. He also held finance positions with Honeywell Incorporated from May 1978 to July 1988. Mr. Kurtzweil received his B.A. degree in Accounting from Arizona State University and an M.B.A. from the University of St. Thomas in St. Paul, Minnesota. He is a Certified Public Accountant and also a Certified Management Accountant.

Mr. Jackson has served as Vice President, Business Development and General Counsel since April 1997. Mr. Jackson joined the Company in September 1992 as Vice President, General Counsel and Secretary. Prior to joining the Company, he was Senior Vice President at Kennedy-Wilson, Inc., a real estate marketing, acquisition and development company, from August 1988 to August 1992, and General Counsel from August 1988 to February 1991. Mr. Jackson also practiced with the Los Angeles law firm of Riordan & McKinzie from October 1985 to August 1988. Mr. Jackson received his A.B. degree in political science at Duke University and his J.D. degree at Stanford University.

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

ITEM 2.   PROPERTIES

The Company leases approximately 190,000 square feet at its campus in Milpitas, California, which serves as the Company's corporate headquarters and also houses wafer fabrication, prototype manufacturing and research and development facilities. The primary leases for these properties expire at various times from June 2000 to July 2001. In addition, in November 1995, the Company purchased an approximately 18,000 square foot facility adjacent to its Milpitas facilities, which houses certain technical and corporate operations.

The Company also leases two facilities in Fremont, California of approximately 189,000 and 57,000 square feet, respectively, which primarily house wafer fabrication and research and development facilities. The initial leases for these facilities expire in February 2003 and April 2002, respectively, with three 5-year renewal options and one 5-year renewal option, respectively. In April 1996, the Company signed a three-year operating lease for a 23.5-acre parcel of undeveloped land next to its larger Fremont facility. The Company presently intends to construct a 100,000 square foot administrative and research and development facility on the 23.5-acre parcel, with completion scheduled for late calendar 1998. Additional office, manufacturing and support facilities may also be constructed at this site over the next several years. The Company also leases a 40,000 square foot facility in San Jose, California which houses the Company's tape head unit, opto magnetic development unit, and microinterconnect products unit. This lease expires in July 1998 and contains one three-year option to renew.

The Company owns a seven-acre site near Bangkok, Thailand with two facilities totaling 353,000 square feet used for slider fabrication and HGA manufacturing. These properties and certain additional collateral owned by the Company's wholly-owned subsidiary, RRT, secure $20 million and $15 million loans obtained by RRT from the Industrial Finance Corporation of Thailand in fiscal 1993. During fiscal 1996, RRST acquired an approximately 97,000 square foot manufacturing facility adjacent to RRT's existing facilities. In addition, the Company leases a 20,000 square foot warehouse facility in Thailand; the lease for this facility expires in October 1998.

The Company has a long-term land lease on a 13-acre site near Penang, Malaysia, and owns a 136,000 square foot HSA manufacturing facility on that site. The Company also leases a 66,000 square foot building in Penang which houses office and manufacturing facilities. The lease expires in September 1998.

The Company owns a 6.5 acre site near Manila with a 150,000 square foot manufacturing facility. This property and certain additional collateral secure a $12 million loan obtained from a bank in the Philippines. The Company has entered into an agreement to construct an additional 150,000 square foot facility on this 6.5 acre site during fiscal 1998. Furthermore, the Company has purchased an approximately 5.3 acre parcel of land for manufacturing purposes adjacent to the 6.5 acre site. The Company also has two leased facilities of approximately 108,000 and 24,000 square feet, in Manila; these leases expire in

1999 and 1997, respectively. As a result of MIG products reaching end-of-life, the larger facility was shut down during the fourth quarter of fiscal 1996. The Company has an option to purchase this facility at the lease expiration in 1999. The smaller facility houses the Company's tape head manufacturing operations.

Read-Rite SMI leases from Sumitomo an approximately 92,000 square foot wafer fabrication and research and development office facility near Osaka, Japan. This lease expires in 2001.

The Company leases an office in Singapore totaling approximately 4,200 square feet for sales and customer support. The lease expires in 1998. The Company also leases an office of 1,600 square feet in Colorado for sales support. This lease expires in April 1998.

ITEM 3.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

On January 21, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action").

On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

On June 6, 1997, plaintiffs in the McDaid Federal Action moved to dismiss their complaint. On June 23, 1997, defendants moved to consolidate the Nevius Federal Action with the Consolidated Action. On July 18, 1997, the named plaintiffs in the Nevius Federal Action moved to be appointed lead plaintiffs and to have their counsel appointed lead counsel. These three motions are pending.

There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to all four of these actions, and intends to defend each of them vigorously.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

                                                            HIGH          LOW
                                                          --------      --------
Fiscal year ending September 30, 1997
   First Quarter                                          $ 26-3/8      $ 15-3/8
   Second Quarter                                           33-1/8        24-7/8
   Third Quarter                                            32-5/8        19-7/8
   Fourth Quarter                                           29            19-7/8

Fiscal year ending September 30, 1996
   First Quarter                                            39-1/8        21-3/4
   Second Quarter                                           25-1/8        16-3/4
   Third Quarter                                            26-1/8        12-15/16
   Fourth Quarter                                           15-3/4        9-7/8

Fiscal year ending September 30, 1995
   First Quarter                                            19-1/16       15-1/2
   Second Quarter                                           19-7/16       14-7/8
   Third Quarter                                            29            19
   Fourth Quarter                                           48            26-1/4



At November 28, 1997, there were approximately 42,000 record holders of the Company's Common Stock.

The Company has never paid cash dividends on its capital stock. In addition, the Company's bank line of credit prohibits payment of cash dividends without prior bank approval. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                         1997 (1)     1996 (2)       1995      1994 (3)   1993 (4)
                        ----------   ---------    ----------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales               $1,162,050   $ 991,118    $1,003,040   $638,589   $587,647
Gross margin               238,806     103,654       264,040     93,193     87,888
Operating Income           119,713       7,789       177,846     31,836      3,156
Net income (loss)           76,179     (42,986)      123,565     19,694      6,283
Primary earnings per          1.56       (0.92)         2.60       0.43       0.14
share

Total assets            $1,301,481   $ 908,672    $  939,457   $630,592   $553,010
Long-term obligations      403,871     172,037       137,406     52,414     52,065

(1) The fourth quarter of fiscal 1997 results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company.

(2) Fiscal 1996 includes severance, relocation and other charges of approximately $11.2 million, research and development charges for the acquisition of planar technology of approximately $9.0 million, approximately $24.1 million for the write-down of capital assets, approximately $7.0 million associated with end-of-life inventory and approximately $0.7 million in other charges, for a total of $52.0 million for the year.

(3) Fiscal 1994 includes merger costs of $2.4 million.

(4) Fiscal 1993 includes a restructuring charge of $29.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the Company as a percentage of net sales for the three fiscal years ended September 30, 1997:

                                                    1997     1996      1995
                                                    -----    -----     -----
Net sales                                           100.0%   100.0%    100.0%
Cost of sales                                        79.4     89.5      73.7
                                                    -----    -----     -----
Gross margin                                         20.6     10.5      26.3
Operating expenses:
     Research and development                         5.6      5.3       4.2
     Selling, general and administrative              4.7      4.4       4.4
                                                    -----    -----     -----
          Total operating expenses                   10.3      9.7       8.6
                                                    -----    -----     -----
Operating income                                     10.3      0.8      17.7
Interest expense                                      1.4      1.3       0.5
Interest income and other, net                        0.8      0.9       0.5
                                                    -----    -----     -----
Income before provision for income taxes and          9.7      0.4      17.7
  minority interest
Provision for income taxes                            2.5      3.5       4.2
                                                    -----    -----     -----
Income (loss) before minority interest                7.2     (3.1)     13.5
Minority interest in net income of consolidated
 subsidiary                                           0.6      1.2       1.2
                                                    -----    -----     -----
Net income (loss)                                     6.6     (4.3)     12.3
                                                    =====    =====     =====

NET SALES

The following tables set forth certain sales information for the Company's largest customers and HGA / HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 1997:

                                               1997         1996           1995
                                              ------       ------         ------
Customers
   Western Digital                             51%            43%            37%
   Quantum                                     18%            29%            29%
   Maxtor                                      13%            12%            11%
   Seagate                                    ---              8%            13%
   All Others                                  18%             8%            10%
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===

HGA / HSA Product Mix
   HGA                                         31%            41%            50%
   HSA                                         67%            57%            48%
   All Others                                   2%             2%             2%
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales were $1,162.1 million during fiscal 1997, a 17.3% increase over net sales of $991.1 million during fiscal 1996. During fiscal 1997, the Company successfully executed on its advanced inductive products, and substantially increased its production of MR products. Net sales of inductive products increased approximately 10.3%, to $881 million during fiscal 1997 compared to $799 million during fiscal 1996. Net sales generated from MR products increased to $279.8 million during fiscal 1997 compared to $34.2 million during fiscal 1996. The overall increase in net sales from inductive and MR products was partially offset by the decrease in the net sales of ferrite metal-in-gap ("MIG") products, which reached their end-of-life during the third quarter of 1996. The net sales generated from MIG products decreased to $1.3 million during fiscal 1997 compared to $174.0 million during fiscal 1996. Responding to the industry's rapid shift to MR technology, during the first quarter of fiscal 1998 the Company announced plans to accelerate its existing MR transition strategy and to significantly reduce its production of advanced inductive products. As a result, the Company expects that MR products, which accounted for approximately 24% of the Company's net sales during fiscal 1997, will account for the substantial majority of net sales during fiscal 1998. Reflecting reduced demand for inductive products and this accelerated transition, the Company has announced that it expects to take a non-recurring charge of up to $30 million during the first quarter of fiscal 1998 related to obsolete fixed assets and excess inventory associated with end-of-life inductive products. Further, as a result of these factors, the Company expects net sales and earnings during the first quarter of fiscal 1998 to be lower than net sales and earnings during the fourth quarter of fiscal 1997.

The Company's net sales increase was attributable to overall increases in both unit sales and average selling prices ("ASPs") during fiscal 1997. The overall increase in unit sales during fiscal 1997 was primarily due to increased unit sales for inductive and MR HSAs, partially offset by a decrease in inductive HGA unit sales and by the end of life of MIG products. The overall increase in ASPs during fiscal 1997 was primarily due to increased ASPs for both inductive and MR HSAs, and to a lesser extent, to increased ASPs for HGAs, primarily driven by MR products.

The Company's product mix has continued to shift towards HSAs, as net sales of HSAs and HGAs accounted for approximately 67% and 31%, respectively, of net sales during fiscal 1997, compared to approximately 57% and 41%, respectively, of net sales during fiscal 1996. The Company's sales continue to be primarily focused in the 3.5" disk form factor market, accounting for 91%, 90% and 91% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively.

The Company's customer base remains highly concentrated, as the substantial majority of net sales were to six major storage device manufacturers during fiscal 1997 and fiscal 1996. The Company's three largest customers accounted for 82%, 84% and 79% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively.

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales were $991.1 million during fiscal 1996, a 1.2% decrease from net sales of $1,003.0 million during fiscal 1995. The decrease in net sales during fiscal 1996 was primarily due to a decrease in ASPs, partially offset by higher overall unit sales. Further, during the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, the Company's products would have to incorporate a new technical feature the Company had not yet begun developing. Though the Company began development of necessary processes for this feature in the second quarter, the need to develop these processes caused delays in new product introductions, adversely impacting the Company's revenues in the second half of the fiscal year. In addition, MIG products, which accounted for $174.0 million of the Company's sales during fiscal 1996, reached their end-of-life during the third quarter of fiscal 1996. Due to these factors as well as reductions in certain customer programs, the Company's net sales declined for the last three consecutive quarters of fiscal 1996.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

The Company's gross margins are primarily influenced by ASPs, the level of unit sales in relation to fixed costs, manufacturing yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The relative impact of these factors fluctuates from time to time. Periodically, the Company's gross margins also reflect charges for inventory and fixed assets obsolescence and employee severance related to products or technologies that have reached their end of life.

HSAs typically have lower gross margins than HGAs. HSAs consist of two or more HGAs and a variety of purchased components the Company assembles into a single unit. The cost of the purchased components is a significant percentage of the total cost of the HSA. The gross margin from such purchased components is substantially lower than the gross margin on HGAs produced by the Company.

The combination of the respective margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin on HSA sales compared to HGA sales.

FISCAL 1997 COMPARED TO FISCAL 1996

The Company's gross margin was 20.6% of net sales during fiscal 1997, compared to a gross margin of 10.5% of net sales during fiscal 1996. The Company's significant increase in gross margin during fiscal 1997 was primarily attributable to an overall increase in ASPs, an increase in total unit sales in relation to fixed costs, and to the absence in fiscal 1997 of special charges to cost of sales (which totaled approximately $42.3 million during fiscal 1996). The overall increase in ASPs during fiscal 1997 was primarily due to increased ASPs for inductive and MR HSAs and, to a lesser extent, to increased ASPs for HGAs, primarily driven by MR products. The Company's increase in total unit sales in relation to fixed costs was primarily related to increased unit sales of inductive and MR HSAs, with a corresponding decrease in the overall cost per unit of inductive and MR HSAs, as the Company was able to more fully utilize its production equipment.

The Company's increase in gross margin, as discussed above, was partially offset by a product mix weighted towards HSAs, lower manufacturing yields associated with the introduction of new MR products, and a post-closing $2.6 million charge to cost of sales during the fourth quarter of fiscal 1997 to establish a reserve for inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company. See Note 15 in "Notes to Consolidated Financial Statements." A product mix weighted towards HSAs tends to generate lower gross margins notwithstanding the higher ASPs.

FISCAL 1996 COMPARED TO FISCAL 1995

The Company's gross margin was 10.5% of net sales during fiscal 1996, compared to a gross margin of 26.3% of net sales during fiscal 1995. The Company's decrease in gross margin during fiscal 1996 was primarily due to decreases in ASPs, the level of net unit sales in relation to fixed costs, a product mix heavily weighted toward older MIG products and HSAs and significant start-up costs and lower manufacturing yields associated with new programs and processes. In addition to these operating factors, the Company incurred significant special charges during fiscal 1996, of which approximately $42.3 million was charged to cost of sales.

Special charges to cost of sales in fiscal 1996 included approximately $6.0 million in severance, relocation and other expenses incurred during the second quarter of fiscal 1996 associated with the consolidation of the Company's San Diego operations to Northern California. In response to sudden reductions in certain customer programs during the second half of fiscal 1996, the rapid shift in the market place to newer technology products and the fact the programs the Company had been participating in using MIG technology reached the end of life, the Company also incurred approximately $37.0 million of charges, primarily to cost of sales, during the third and fourth quarters of fiscal 1996. These charges included approximately $5.2 million associated with the termination of approximately 5,000 employees primarily at the Company's Philippines operations, approximately $24.1 million for the write-down of capital assets, approximately $7.0 million of inventory and approximately $0.7 million in other expenses. See
Note 10 in "Notes to Consolidated Financial Statements."

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

RESEARCH AND DEVELOPMENT EXPENSES

FISCAL 1997 COMPARED TO FISCAL 1996

Research and development ("R&D") expenses were $65.0 million during fiscal 1997, a 24.5% increase over R&D expenses of $52.2 million during fiscal 1996. R&D expenses during fiscal 1996 reflected a charge of $9.0 million due to an investment in planar recording technology (see Note 9 in "Notes to Consolidated Financial Statements"). Excluding this one-time charge, R&D expenses increased 50.5% from fiscal 1996 to fiscal 1997. The substantial increase in R&D expenses in absolute dollars and as a percentage of net sales during fiscal 1997 was attributable to increased development efforts in MR and emerging technologies to address the disk drive industry's rapidly changing requirements, as well as ongoing development efforts in advanced inductive technology.

From time to time, the Company has engaged in fully or partially funded research and development for certain existing or potential customers. R&D expenses under such projects were offset as incurred to the extent of development funds available. During 1997, R&D expenses were offset by development funding of $2.3 million. During fiscal 1996, funded research and development was not material.

The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods. However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.

FISCAL 1996 COMPARED TO FISCAL 1995

R&D expenses were $52.2 million during fiscal 1996, a 24.9% increase over R&D expenses of $41.8 million during fiscal 1995. The increase in R&D expenses in absolute dollars and as a percentage of net sales during fiscal 1996 was primarily attributable to the license of planar technology from Censtor Corporation ("Censtor") and the continued development of such technology. The largest component of the purchase price for Censtor, technology in the development stage and a related license, was approximately $9.0 million, which was expensed in March 1996 as acquired in-process research and development.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

FISCAL 1997 COMPARED TO FISCAL 1996

Selling, general & administrative ("SG&A") expenses were $54.1 million during fiscal 1997, a 24.0% increase over SG&A expenses of $43.6 million during fiscal 1996. The increase in SG&A expenses during fiscal 1997 was primarily due to a post-closing charge of $12.2 million during the fourth quarter of fiscal 1997 to establish a reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis. The increase in SG&A during the period was partially offset by a full year of cost reduction efforts which were implemented in the latter half of fiscal 1996. See also Note 15 in "Notes to Consolidated Financial Statements."

The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near-term compared to the SG&A expenses during fiscal 1997 excluding the post-closing charge of $12.2 million related to the Micropolis bankruptcy, but anticipates SG&A expenses will vary from year to year as a percentage of net sales, depending on the level of net sales.

FISCAL 1996 COMPARED TO FISCAL 1995

SG&A expenses were $43.6 million during fiscal 1996, a 1.7% decrease over SG&A expenses of $44.4 million during fiscal 1995. The decrease in SG&A expenses during fiscal 1996 was primarily due to cost reduction programs implemented by the Company during the second half of fiscal 1996 in response to declining net sales levels, partially offset by increases in staffing and overhead to support higher net sales and volume during the first half of fiscal 1996.

INTEREST EXPENSE

FISCAL 1997 COMPARED TO FISCAL 1996

Interest expense was $15.7 million during fiscal 1997, compared to $12.9 million during fiscal 1996. The increase in interest expense during fiscal 1997 was primarily due to a $2.4 million charge in the fourth quarter related to a pre-payment premium and incremental interest expense associated with the Company's refinancing of $100 million in senior notes, and interest on the Company's $345 million convertible subordinated debentures which were issued in August 1997. See "Liquidity and Capital Resources."

FISCAL 1996 COMPARED TO FISCAL 1995

Interest expense was $12.9 million during fiscal 1996, compared to $5.6 million during fiscal 1995. The increase in interest expense during fiscal 1996 was primarily due to the significant increase in the average amount of debt outstanding.

INTEREST INCOME AND OTHER, NET

FISCAL 1997 COMPARED TO FISCAL 1996

Interest income and other, net was $8.6 million during fiscal 1997, compared to $9.0 million during fiscal 1996. The decrease in interest income and other, net during fiscal 1997 was primarily due to lower interest income on lower average cash balances, partially offset by foreign exchange gains related to Read-Rite SMI.

FISCAL 1996 COMPARED TO FISCAL 1995

Interest income and other, net was $9.0 million during fiscal 1996, compared to $5.3 million during fiscal 1995. The increase in interest income and other, net during fiscal 1996 was primarily due to higher interest income on higher average cash balances, and higher interest rates during fiscal 1996.

PROVISION FOR INCOME TAXES

FISCAL 1997 COMPARED TO FISCAL 1996

The combined federal, state and foreign tax rate ("combined tax rate") was 26.0% during fiscal 1997, compared to 883.0% during fiscal 1996. The decrease in the combined tax rate during fiscal 1997 was primarily due to a shift in pretax income from foreign operations. During fiscal 1997, the Company experienced higher pretax income from foreign operations in lower tax jurisdictions and lower pretax income from foreign operations in higher tax jurisdictions compared to fiscal 1996. The combined tax rate during fiscal 1997 differed from the federal statutory rate primarily due to foreign earnings taxed at lower rates, partially offset by losses for which no current year benefit is available.

The Company did not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries, which it intends to permanently reinvest in those operations, for any of the three fiscal years in the period ended September 30, 1997. See also Note 6 in "Notes to Consolidated Financial Statements."

FISCAL 1996 COMPARED TO FISCAL 1995

The combined tax rate was 883.0% during fiscal 1996, compared to 23.5% during fiscal 1995. The increase in the combined tax rate during fiscal 1996 was primarily due to a shift in pretax income from foreign operations. During fiscal 1996, the Company experienced a net pretax loss from certain foreign operations in lower tax jurisdictions with no tax benefit provided on these net operating losses, and higher pretax income from foreign operations in higher tax jurisdictions in comparison to fiscal 1995. The combined tax rate during fiscal 1996 differed from the federal statutory rate primarily due to losses for which no current year benefit is available.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $298.1 million, total assets of $1,301.5 million and total long-term debt and capital leases, including the current portion, of $416.5 million. The Company's cash generated by operating activities was $190.1 million during fiscal 1997, including non-cash charges of $168.4 million from depreciation and amortization.

The Company's business is highly capital intensive. During fiscal 1997, the Company incurred capital expenditures of approximately $272.8 million. Capital expenditures have primarily been made to expand production capacity in Thailand, Malaysia and the Philippines, to expand wafer production in the United States and Japan, and to support new manufacturing processes and new technologies, such as MR and emerging technologies and advanced inductive products. The Company's plan for capital equipment purchases during fiscal 1998 is between approximately $250 million and $300 million; however, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of September 30, 1997, total commitments for construction or purchase of capital equipment were approximately $126 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available lines of credit.

As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A company-wide taskforce has been assembled to review all systems to ensure that they do not malfunction as a result of the year 2000. In this process, the Company expects to both replace some systems and upgrade others. The expenses incurred during fiscal years 1997, 1996 and 1995 to be Year 2000 compliant were not material. Additionally, the Company does not expect the amounts required to be expensed in the near future to be Year 2000 compliant to have a material effect on its financial position or results of operations.

In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI to support Read-Rite SMI's development of MR technology. Read-Rite SMI's business may require additional capital in the future. Sumitomo has agreed to use reasonable efforts to make financing available to Read-Rite SMI for such purposes as it may reasonably require. However, there can be no assurance that such financing will be available, or that the terms of such financing will be acceptable. Further, if such financing requires a guarantee, the Company and Sumitomo are each obligated to guarantee one-half of the aggregate financing. If no such financing is available, the Company may need to fund a portion of Read-Rite SMI's working capital needs. The

Company's balance sheet at September 30, 1997 included cash, cash equivalents and short-term investments of $38.7 million, and total assets of $187.4 million at Read-Rite SMI.

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four year facility consists of an unsecured $50 million term loan and a $150 million revolving line of credit. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin based on the ratio of senior debt to total capitalization. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval. The new Credit Facility refinances a $50 million term loan and replaces an unused $65 million line of credit outstanding at September 30, 1997. The $150 million revolving line of credit is currently unused.

In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. The Company used a portion of the funds received from the public offering to refinance $100 million of 7.53% senior notes. As of September 30, 1997 the entire $345 million represented by the Notes was outstanding.

In April, 1996, the Company entered into a three-year operating lease ("Lease") for a 23.5-acre parcel of undeveloped land across from its wafer fabrication facility in Fremont, California on which additional wafer fabrication office and support facilities may be constructed. The Lease provides for payments which vary based on the LIBOR plus a margin, and requires the Company to comply, as amended, with certain minimum financial covenants similar to those in the Company's current credit facility. The Lease provides the Company the option to purchase the subject property at its original cost or arrange for the property to be acquired. The Company has payment obligations under the Lease of approximately $10.7 million over the three-year term, including the purchase option. At September 30, 1997, the Company was in compliance with all of the financial covenants of the Lease.

In January 1995, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock on the open market, subject to certain conditions. The Board increased such authorization by 1,000,000 shares in October 1995. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. Of the total shares, 500,000 shares were repurchased during fiscal 1995 at an aggregate price of $7.9 million, an additional 1,000,000 shares were repurchased during the first quarter of fiscal 1996 at a purchase price of $32.8 million, and the final 500,000 shares were repurchased during the second quarter of fiscal 1996 for $10.2 million. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions. At September 30, 1997, the Company had purchased no shares pursuant to this additional repurchase authorization.

The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations during fiscal 1998. However, if industry conditions become unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          SEPTEMBER 30, SEPTEMBER 30,
                                                               1997         1996
                                                           -----------    --------
ASSETS
Current assets:
     Cash and cash equivalents                             $   118,589    $ 82,291
     Short-term investments                                    179,508      65,655
     Accounts receivable, net of allowance of $14,887 in       178,722      90,142
       1997 ($2,586 in 1996)
     Inventories                                                91,487      58,005
     Prepaid expenses and other current assets                  14,988      13,962
                                                           -----------    --------
          Total current assets                                 583,294     310,055
Property, plant and equipment, net                             672,813     567,294
Intangible and other assets                                     45,374      31,323
                                                           -----------    --------
          Total assets                                     $ 1,301,481    $908,672
                                                           ===========    ========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   122,379    $ 88,434
     Accrued compensation and benefits                          37,558      27,099
     Income taxes payable                                       26,071      27,754
     Other accrued liabilities                                  41,499      37,196
     Current portion of long-term debt and capital lease        12,602      15,613
       obligations
                                                           -----------    --------
          Total current liabilities                            240,109     196,096
Convertible subordinated notes                                 345,000          --
Other long-term debt and capital lease obligations              58,871     172,037
Other long-term liabilities                                     38,726      15,458
                                                           -----------    --------
          Total liabilities                                    682,706     383,591
                                                           -----------    --------

Commitments and contingencies

Minority interest in consolidated subsidiary                    73,122      71,282
                                                           -----------    --------

Stockholders' equity:
     Convertible preferred stock, $0.0001 par value;
       4,000 shares authorized, none issued                        --          --
     Common Stock, $0.0001 par value;  160,000 shares
       authorized; 48,133 and 46,771 issued in 1997
       and 1996, respectively                                        5           5
     Additional paid-in capital                                354,546     336,113
     Retained earnings                                         191,841     114,979
     Foreign currency translation adjustment                      (739)      2,702
                                                           -----------    --------
Total stockholders' equity                                     545,653     453,799
                                                           -----------    --------
          Total liabilities, minority interest in
consolidated subsidiary and stockholders' equity            $1,301,481    $908,672
                                                           ===========    ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED SEPTEMBER 30,
                                                  -------------------------------------
                                                      1997        1996         1995
                                                  -----------  -----------  -----------
Net sales                                         $1,162,050   $ 991,118    $1,003,040
Cost of sales                                        923,244     887,464       739,000
                                                  ----------   ---------    ----------
Gross margin                                         238,806     103,654       264,040
Operating expenses:
     Research and development                         64,995      52,221        41,788
     Selling, general and administrative              54,098      43,644        44,406
                                                  ----------   ---------    ----------
          Total operating expenses                   119,093      95,865        86,194
                                                  ----------   ---------    ----------
Operating income                                     119,713       7,789       177,846
Interest expense                                      15,699      12,897         5,589
Interest income and other, net                         8,627       9,024         5,257
                                                  ----------   ---------    ----------
Income before provision for income taxes
     and minority interest                           112,641       3,916       177,514
Provision for income taxes                            29,311      34,582        41,715
                                                  ----------   ---------    ----------
Income (loss) before minority interest                83,330     (30,666)      135,799
Minority interest in net income of consolidated
     subsidiary                                        7,151      12,320        12,234
                                                  ----------   ---------    ----------
Net income (loss)                                 $   76,179   $ (42,986)   $  123,565
                                                  ==========   =========    ==========

Primary earnings per share                        $     1.56   $   (0.92)   $     2.60
                                                  ==========   =========    ==========

Shares used in primary earnings per share
 calculation                                          48,775      46,755        47,616
                                                  ==========   =========    ==========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEARS ENDED SEPTEMBER 30,
                                                       ---------------------------------
                                                         1997         1996        1995
                                                       ---------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                      $  76,179    $(42,986)   $123,565
Adjustments required to reconcile net income (loss)
to cash provided by operations:
     Depreciation                                        166,043     124,783      70,422
     Amortization                                          2,338       2,231       3,066
     Bad debt provision                                   12,301        (620)      1,390
     Minority interest in net income of consolidated       7,151      12,320      12,234
subsidiary
     Deferred income taxes                                11,953        (405)      8,140
     Loss on disposal of fixed assets                        898          23      10,925
     Other non-cash expenses                               3,281       2,709       1,864
     Changes in assets and liabilities:
          Accounts receivable                            (98,530)     54,704     (56,301)
          Inventories                                    (34,094)     (5,128)    (10,966)
          Prepaid expenses and other current assets       (6,472)     (1,520)     (2,202)
          Accounts payable, accrued liabilities and
           income taxes payable                           49,064      24,311      53,063
                                                       ---------    --------    --------
     Net cash provided by operating activities           190,112     170,422     215,200
                                                       ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (272,768)   (265,847)   (185,053)
Maturities of available-for-sale investments             540,390     839,623          --
Maturities of held-to-maturity investments                    --     168,093      72,119
Purchase of available-for-sale investments              (654,009)   (980,075)    (77,000)
Purchase of held-to-maturity investments                      --          --     (43,925)
Other assets and liabilities, net                         (6,369)     (3,766)      4,798
                                                       ---------    --------    --------
     Net cash used in investing activities              (392,756)   (241,972)   (229,061)
                                                       ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible subordinated debt, net         336,025          --          --
Proceeds from other long-term debt                            --      50,000     110,123
Payment of other long-term debt and capital lease       (116,177)    (22,960)    (17,688)
obligations
Proceeds from issuance of common stock, net               15,822       5,827      27,762
Repurchase of common stock                                    --     (43,046)     (7,879)
                                                       ---------    --------    --------
     Net cash provided by (used in) financing            235,670     (10,179)    112,318
activities
                                                       ---------    --------    --------

Effect of foreign currency exchange rate changes on        3,272      (4,840)      4,926
cash
                                                       ---------    --------    --------
Net increase (decrease) in cash and cash equivalents      36,298     (86,569)    103,383
Cash and cash equivalents at beginning of period          82,291     168,860      65,477
                                                       ---------      ------     -------
Cash and cash equivalents at end of period             $ 118,589    $ 82,291    $168,860
                                                       =========    ========    ========

Supplemental disclosures of non-cash activities:
     Property and equipment acquired under capital
      leases                                           $      --    $  1,018    $     --
     Issuance of common stock under 401k plan              2,611       2,702       1,864
Supplemental disclosures of cash flow information:
     Interest paid during the year                        14,423      11,669       5,537
     Income taxes paid during the year                    12,641      42,542       1,956

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      FOREIGN
                                 COMMON          COMMON          ADDITIONAL                           CURRENCY          TOTAL
                                 STOCK           STOCK            PAID-IN          RETAINED         TRANSLATION      STOCKHOLDERS'
                                 SHARES          AMOUNT           CAPITAL          EARNINGS          ADJUSTMENT         EQUITY
                                 ------         ---------        ---------         ---------         ---------         ---------
Balance at
  September 30, 1994             45,073         $       5        $ 348,876         $  34,397         $  14,010         $ 397,288
  Issuance of common stock
    under stock option plans      2,497                --           24,297                --                --            24,297
  Issuance of common stock
    under employee stock
    purchase plan                   230                --            3,306                --                --             3,306
  Issuance of common stock
    under 401k plan                  93                --            1,864                --                --             1,864
  Issuance of common stock
    upon exercise of warrants       163                --              159                --                --               159
  Repurchase of common stock       (500)               --           (7,879)               --                --            (7,879)
  Foreign currency
    translation adjustment,
    net of deferred
    tax liability of  $773           --                --               --                --            (4,623)           (4,623)
  Net income                         --                --               --           123,565                --           123,565
                              ---------         ---------        ---------         ---------         ---------         ---------
Balance at
  September 30, 1995             47,556                 5          370,623           157,962             9,387           537,977
  Issuance of common
    stock under stock
    option plans                    466                --            4,099                --                --             4,099
  Issuance of common
    stock under employee
    stock purchase plan             109                --            1,735                --                --             1,735
  Issuance of common
    stock under 401k plan           140                --            2,702                --                --             2,702
  Repurchase of common
    stock                        (1,500)               --          (43,046)               --                --           (43,046)
  Foreign currency
    translation adjustment,
    net of deferred
    tax liability of $5,473          --                --               --                --            (6,685)           (6,685)
  Unrealized gain on
    available-for-sale
    investments, net                 --                --               --                 3                --                 3
  Net loss                           --                --               --           (42,986)               --           (42,986)
                              ---------         ---------        ---------         ---------         ---------         ---------
Balance at
  September 30, 1996             46,771                 5          336,113           114,979             2,702           453,799
  Issuance of common
    stock under stock
    option plans                    924                --           11,498                --                --            11,498
  Issuance of common
    stock under employee
    stock purchase plan             326                --            4,324                --                --             4,324
  Issuance of common stock
    under 401k plan                 112                --            2,611                --                --             2,611
  Foreign currency
    translation adjustment,
    net of deferred
    tax asset of $408                --                --               --                --            (3,441)           (3,441)
  Unrealized gain on
    available-for sale
    investments, net                 --                --               --               683                --               683
  Net income                         --                --               --            76,179                --            76,179
                                 ------         ---------        ---------         ---------         ---------         ---------
Balance at
  September 30, 1997             48,133         $       5        $ 354,546         $ 191,841         $    (739)        $ 545,653
                                 ======         =========        =========         =========         =========         =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Read-Rite Corporation (the "Company") designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers. The substantial majority of the Company's net sales during fiscal 1997 were to six major storage device manufacturers in the U.S., or their foreign based subsidiaries.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Read-Rite SMI, the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd ("Sumitomo"). All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority stockholder's proportionate share (49.99%) of the equity in the net assets and in the net income of Read-Rite SMI.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on a Sunday. Fiscal years 1997, 1996 and 1995 ended on September 28, September 29, October 1, respectively. To conform the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year. Accordingly, fiscal 1995 was a fifty-three week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company is a custom component supplier dependent on a limited number of customers in a single, volatile industry characterized by rapid technological change and obsolescence of inventory and related production equipment. Management develops sales forecasts based upon the expected production requirements of its primary customers; however such forecasts are subject to modifications, cancellations and rescheduling. The Company has provided write-downs for potentially excess or obsolete inventories and production equipment. The Company believes these write-downs are adequate to cover any losses incurred upon disposition. However, it is reasonably possible that actual sales may differ materially from the sales forecast in the near term, which could adversely impact the Company's financial position and results of operations.

REVENUE RECOGNITION

The Company recognizes revenue upon product shipment and provides currently for the estimated costs to rework products that may be returned for not meeting customer specifications.

EARNINGS PER SHARE

Primary earnings per share for fiscal 1997 and fiscal 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options. Primary earnings per share for fiscal 1996 is based upon the weighted average number of shares of common stock outstanding during the year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted in the Company's fiscal quarter ended December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. If SFAS 128 had been effective for fiscal 1997 and fiscal 1995, it would have resulted in an increase in primary earnings per share of $0.05 and $0.09, respectively. There would have been no impact of SFAS 128 on the calculation of primary earnings per share for fiscal 1996.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. The Company does not currently hold any investments with remaining maturities greater than one year. Investments consist primarily of A1 and P1, or better, rated financial instruments.

The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments at the time of purchase. Investments in debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost. Amortization of premiums and accretions of discounts to maturity are included in interest income and other, net. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a component of retained earnings within stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment of the Company and its subsidiaries are provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from two to ten years for equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense.

INTANGIBLE AND OTHER ASSETS

The deferred costs associated with the Company's convertible subordinated notes offering, as further discussed in Note 4, "Long-Term Debt and Capital Lease Obligations," was $8,975,000 at September 30, 1997. Accumulated amortization was $107,000 at September 30, 1997, and is being amortized to interest expense on a straight-line basis over the term of the notes.

The excess of the purchase price over the fair market value of identifiable assets of businesses acquired was $21,651,000 at September 30, 1997 and 1996, respectively. Accumulated amortization was approximately $12,728,000 and $10,497,000 at September 30, 1997 and 1996, respectively, and is being amortized on a straight-line basis over a period of 10 years.

During fiscal 1995, the Company wrote off $4,600,000 for a license from KME for KME's MR technology and industrial property rights due to changes in the technology which significantly reduced the future value of those property rights.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Exchange gains or losses arising from the translation of foreign currency denominated assets and liabilities are included as a component of stockholders' equity.

For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

On October 1, 1997, the Company changed the functional currency of its Japanese based joint venture, Read-Rite SMI, from the local Yen currency to the U.S. dollar to reflect the significance of predominately U.S. dollar based revenues. The ending foreign currency translation adjustment of $739,000 will remain as a component of stockholders' equity and the translated amounts for non-monetary assets at the end of 1997 will become the accounting basis for those assets in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for speculative or trading purposes. Gains and losses on any instruments not meeting the above criteria would be recognized in interest income and other, net in the current period.

The Company currently manages foreign currency exposure for the Malaysian Ringgit, Thai Baht, Singapore Dollar, and Philippine Peso. Realized and unrealized gains and losses on foreign currency forward contracts are not deferred and are recorded in interest income and other, net. Interest income and other, net, included a net foreign exchange gain of $3,579,000 and $408,000 during fiscal 1997 and 1996, respectively, and net foreign exchange losses of $240,000 during fiscal 1995.

Read-Rite SMI has entered into a currency swap agreement to hedge the accounting exposure related to the translation of an intercompany loan. The currency swap agreement exchanges the U.S. dollar currency exposure of the underlying intercompany loan to Japanese yen.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25"), and requires additional disclosures. SFAS 123 is effective for the Company's fiscal year ended September 30, 1997. The Company has elected to continue to account for its employee stock plans in accordance with the provisions of APBO 25 while providing the additional disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 had no impact on the Company's financial position or results of operations.

NOTE 2.  FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of September 30, 1997 and 1996 all investments were classified as available-for-sale. The following is a summary of available-for-sale securities at September 30, 1997 (in thousands):

                                                      GROSS        GROSS
                                      AMORTIZED    UNREALIZED    UNREALIZED
                                        COST          GAIN          LOSS       FAIR VALUE
                                      --------     ---------    -----------   -----------
Money market funds                    $ 72,409     $      --    $        --   $    72,409
Commercial paper                       138,899           678             --       139,577
Certificates of deposit                 29,233            --             (1)       29,232
Auction rate preferred stocks           36,900            --             --        36,900
U.S. government agency securities       19,970             9             --        19,979
                                      --------     ---------    ------------  -----------
     Total available-for-sale
      securities                      $297,411     $     687    $        (1)  $   298,097
                                      ========     =========    ============  ===========
Included in cash and cash
     equivalents                                                                  118,589

Included in short-term investments                                                179,508
                                                                             ============
     Total available-for-sale
      securities                                                             $    298,097
                                                                             ============


The following is a summary of available-for-sale securities at September 30, 1996 (in thousands):

                                                      GROSS         GROSS
                                     AMORTIZED     UNREALIZED     UNREALIZED
                                        COST          GAIN           LOSS       FAIR VALUE
                                     ----------   ------------   ------------   ----------
Money market funds                   $   36,109   $         --   $         --   $   36,109
Commercial paper                          8,754              3             --        8,757
Certificates of deposit                  56,080             --             --       56,080
Auction rate preferred stocks            47,000             --             --       47,000
                                     ----------   ------------   ------------   ----------
     Total available-for-sale
      securities                     $  147,943   $          3   $         --      147,946
                                     ==========   ============   ============   ==========

     Included in cash and cash
      equivalents                                                                   82,291
     Included in short-term
      investments                                                                   65,655
                                                                             -------------
     Total available-for-sale securities
      securities                                                             $     147,946
                                                                             =============

There were no material gross realized gains or losses in any category of investment during fiscal 1997 and 1996. The unrealized net gain, net of tax, is reported as a component of retained earnings within stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

Outstanding notional amounts for derivative financial instruments at September 30 were as follows (in thousands):

                                                            1997            1996
                                                          --------        --------
Foreign currency forward contracts to purchase foreign
 currencies                                               $117,000        $ 82,000
Currency swap agreement                                   $ 30,000        $ 30,000
Foreign currency forward contracts to sell foreign
 currencies                                               $  8,000        $ 38,000
Foreign currency option to buy foreign currencies         $  6,000        $     --


FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies using current market rates. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values of cash and cash equivalents and short-term investments approximate amortized cost due to the short period of time to maturity. Fair values of long-term debt approximate recorded values due to floating interest rates on other long term debt and the determination that the interest rate on the $345 million convertible subordinated notes approximates the current market rate.

Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):

                                      1997          1997           1996         1996
                                    --------     ----------      --------    ----------
                                    CARRYING      ESTIMATED      CARRYING     ESTIMATED
                                     AMOUNT      FAIR VALUE       AMOUNT     FAIR VALUE
                                    --------     ----------      --------    ----------
Cash and cash equivalents           $118,589      $118,589       $ 82,291     $ 82,291
Short-term investments               179,508       179,508         65,655       65,655
Convertible subordinated notes       345,000       345,000             --           --
Other long term debt                  69,035        69,035        182,193      182,193
Currency swap agreement                   --         2,000             --         (288)
Foreign currency forward
  contracts                           (2,128)       (2,128)            80           80
Foreign currency option                  148            90             --           --


NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Inventories consisted of the following at September 30 (in thousands):

                                                      1997                 1996
                                                    -------              -------
Raw material                                        $13,097              $13,591
Work-in-process                                      73,280               34,157
Finished goods                                        5,110               10,257
                                                    -------              -------
     Total inventories                              $91,487              $58,005
                                                    =======              =======

Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                          1997           1996
                                                       ----------     ----------
Land                                                   $   10,903     $    7,702
Building                                                   76,038         68,160
Equipment                                                 929,320        692,566
Furniture and fixtures                                     12,291         12,780
Leasehold improvements                                     62,890         53,644
                                                       ----------     ----------
     Property, plant and equipment                      1,091,442        834,852
Less:  Accumulated depreciation                           418,629        267,558
                                                       ----------     ----------
     Total property, plant and equipment, net          $  672,813     $  567,294
                                                       ==========     ==========


NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at September 30 (in thousands):

                                                             1997          1996
                                                           --------      -------
Convertible subordinated notes due 2004 at 6.5%            $345,000     $     --
Senior unsecured notes, prepaid during fiscal 1997               --      100,000
Unsecured term loan due 1999-2001 at 7.1%                    50,000       50,000
Secured loans due 1998-2000 at 6.7% to 8.7%                  18,977       32,076
Capital lease obligations                                     2,438        5,457
Other                                                            58          117
                                                           --------      -------
Total debt and capital lease obligations                    416,473      187,650
Less:  current portion                                       12,602       15,613
                                                           --------      -------
Total long term debt and capital lease obligations         $403,871      172,037
                                                           ========     ========


At September 30, 1997, the future minimum principal payments on long-term debt and capital lease obligations were as follows (in thousands):

1998                                                                    $ 12,602
1999                                                                      21,045
2000                                                                      12,826
2001                                                                      25,000
2002                                                                          --
After 2002                                                               345,000
                                                                        --------
Total future minimum principal payments on long-term debt and capital
 lease obligations                                                      $416,473
                                                                        ========


Obligations under capital leases represent the present value of future minimum lease payments under various lease arrangements. The Company typically has an option to purchase the leased assets at the end of the lease term for the fair market value. Obligations under the lease agreements are collateralized by the assets leased. Total assets under capital lease were approximately $19,848,000 and $21,197,000 at September 30, 1997 and 1996, respectively. Accumulated depreciation of assets under capital lease was approximately $4,073,000 and $2,944,000 at September 30, 1997 and 1996, respectively.

CONVERTIBLE SUBORDINATED NOTES

In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. The Company used a portion of the funds received from the public offering to refinance $100 million of 7.53% senior notes. As of September 30, 1997 the entire $345 million represented by the Notes was outstanding.

UNSECURED TERM LOAN AND LINE OF CREDIT

As of September 30, 1997, the Company had $65 million available under a revolving facility. The Company was is compliance with all of its covenants as of September, 30, 1997.

On October 6, 1997, the Company entered into a new $200 million credit facility to replace the $65 million available under the revolving facility and refinance the $50 million term loan. The new four year credit facility includes a $50 million term loan and a $150 million revolving line of credit. The terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval.

NOTE 5.  COMMITMENTS

PURCHASE COMMITMENTS

Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $126 million at September 30, 1997.

OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2003 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was approximately $10,100,000, $8,415,000 and $11,306,000 during fiscal years 1997,
1996 and 1995, respectively.

At September 30, 1997, the future minimum payments under operating leases were as follows (in thousands):

1998                                                                 $  9,326
1999                                                                    8,209
2000                                                                    7,898
2001                                                                    7,118
2002                                                                    3,181
After 2002                                                                724
                                                                     --------
Total future minimum payments on operating leases                    $ 36,456
                                                                     ========


NOTE 6.  INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                               1997          1996          1995
                                             -------       -------       -------
Current:
   Federal                                   $    --       $    --       $ 2,010
   State                                         155           161           160
   Foreign                                    10,198        29,353        30,632
                                             -------       -------       -------
                                              10,353        29,514        32,802
Deferred:
   Federal                                    16,166         4,322         7,600
   State                                       2,792           746         1,313
                                             -------       -------       -------
                                              18,958         5,068         8,913

                                             =======       =======       =======
Provision for income taxes                   $29,311       $34,582       $41,715
                                             =======       =======       =======

DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                      1997         1996         1995
                                                  -----------  -----------  -----------
Deferred tax assets:
   Inventory                                      $    1,064   $    1,419   $      122
   Accrued compensation and other benefits             7,744        4,186        4,051
   Basis difference in fixed assets                    1,570           --           --
   Net operating loss carryforwards                   40,911       40,248       34,950
   Deferred rental payments                              599          640          759
   Allowance for doubtful accounts                       312          263          151
   Charitable contribution carryforwards                 406          431           --
   Investment valuation                                   --          902           --
   Other                                                 485          427          230
                                                  ----------   ----------   ----------
     Total deferred tax assets, gross                 53,091       48,516       40,263
Valuation allowance for deferred tax assets          (53,091)     (44,653)     (33,893)
                                                  ----------   ----------   ----------
Total deferred tax assets, net                            --        3,863        6,370
                                                  ----------   ----------   ----------

Deferred tax liabilities:
   Taxes on foreign operations including
   translation gain                                   27,292       10,205       15,849
   Basis difference in fixed assets                       --        3,863        1,131
                                                  ----------   ----------   ----------
     Total deferred tax liabilities                   27,292       14,068       16,980
                                                  ----------   ----------   ----------
       Total deferred tax liabilities, net        $   27,292   $   10,205   $   10,610
                                                  ==========   ==========   ==========


The Company's valuation allowance for deferred tax assets increased by $8,438,000, $10,760,000 and $15,928,000 during fiscal 1997, 1996 and 1995, respectively. Approximately $34,590,000 of the Company's valuation allowance for deferred assets at September 30, 1997 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

PROVISION FOR INCOME TAXES RECONCILIATION

The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):

                                                      1997         1996         1995
                                                    --------     --------     --------
Income tax expense computed at federal statutory
 rate                                               $ 39,425     $  1,371     $ 62,130
State income tax, net of federal benefit               1,916          485          957
Net foreign earnings subject to taxes at lower
 rates                                               (20,503)      (1,299)     (18,222)
Losses for which no current year benefit is
 available                                             8,473       34,025           --
Tax benefit of net operating loss carryforward            --           --       (3,150)
                                                    --------     --------     --------
Provision for income taxes                          $ 29,311     $ 34,582     $ 41,715
                                                    ========     ========     ========

Pretax income from foreign operations was approximately $125,203,000, $25,507,000 and $164,500,000 during fiscal 1997, 1996 and 1995, respectively.
The Company enjoys tax holidays with respect to its two operations in Thailand which will expire during fiscal 1998 and 2002 and in Carmelray of the Philippines which will expire in fiscal 2001. The impact of these holidays was to increase net income by approximately $7,500,000 ($0.15 primary earnings per share) during fiscal 1997 and $7,100,000 ($0.15 primary earnings per share) during fiscal 1995, and to decrease the net loss by approximately $11,000,000 ($0.24 primary earnings per share) during fiscal 1996. At September 30, 1997, accumulated pretax earnings of approximately $211,960,000 are intended to be permanently reinvested outside the United States and no federal tax has been provided on these earnings. A foreign tax credit of approximately $33,722,000 would be available to offset federal tax upon repatriation of foreign earnings.

At September 30, 1997, the Company had a federal net operating loss carryforward of approximately $117,000,000 for United States federal tax return purposes, expiring in fiscal years 1999 through 2011.

NOTE 7.  EMPLOYEE STOCK AND BENEFIT PLANS

STOCK PURCHASE RIGHTS

In March 1997, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one one-thousandth of a share of the Company's Series "A" Participating Preferred Stock (the "Right") at an exercise price of $150. The Right enables the holder to purchase common stock of Read-Rite or of the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 20% or more of the Company's common stock, each Right not owned by a holder of 20% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at that time of twice the Right's exercise price. The Rights expire in March, 2007.

EMPLOYEE STOCK OPTION PLANS

The Company has granted stock options to purchase its Common Stock to key employees under two option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan") and the 1995 Stock Option Plan (the "1995 Plan"). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under both plans the Company's Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Effective November 1995, options granted under these plans vest over four years, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. Options granted under the 1987 Plan prior to such date vested over three years at the rate of 25%, 25% and 50% annually, starting one year from the date of grant. The 1995 Plan was approved by the Company's stockholders in February 1996, with 3,000,000 shares of Common Stock reserved for issuance thereunder; the 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to cancelled options under the 1987 Plan, be rolled over into the 1995 Plan. In accordance with the Agreement and Plan of Reorganization dated as of June 9, 1994 among the Company, Sunward and Read-Rite Acquisition Corporation, the Company assumed all outstanding options under Sunward's 1991 Incentive Stock Option Plan. The options generally vest over a four-year period.

DIRECTOR STOCK OPTION PLAN

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

STOCK OPTION ACTIVITY

Stock option activity under the employee and director option plans was as follows:

                                   OPTIONS OUTSTANDING
                                 -----------------------
                                  WEIGHTED
                                  AVERAGE
                                  EXERCISE     NUMBER OF      AVAILABLE
                                   PRICE        SHARES        FOR GRANT
                                 ---------     ---------     ----------
Balance at September 30, 1994    $   11.74     5,741,017      3,108,177
   Granted                       $   27.12     1,883,458     (1,883,458)
   Exercised                     $   10.54    (2,296,855)            --
   Canceled                      $   15.35      (336,496)       326,144
                                              ----------     ----------
Balance at September 30, 1995    $   17.85     4,991,124      1,550,863
   Additional shares reserved           --            --      3,000,000
   Granted                       $   17.83     1,322,799     (1,322,799)
   Exercised                     $   11.17      (366,065)            --
   Canceled                      $   20.81      (612,008)       577,403
                                              ----------     ----------
Balance at September 30, 1996    $   18.05     5,335,850      3,805,467
   Granted                       $   21.20     2,462,383     (2,462,383)
   Exercised                     $   13.16      (873,517)            --
   Canceled                      $   22.21      (522,738)       499,096
                                              ----------     ----------
Balance at September 30, 1997    $   21.40     6,401,978      1,842,180
                                              ==========     ==========

At September 30, 1997, 1996 and 1995, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 2,374,000, 2,009,000 and 1,003,000 shares, respectively.

In fiscal 1991, the Company granted to the Chief Executive Officer an option, independent of an option plan, to purchase 1,188,037 shares of Common Stock at $0.33 per share. During the year ended September 30, 1997, options to purchase 50,000 shares were exercised. As of September 30, 1997, 758,760 options have been exercised, and 429,277 options were exercisable.

STOCK OPTIONS OUTSTANDING AND STOCK OPTIONS EXERCISABLE

The following table summarizes information about options outstanding at September 30, 1997:

                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                      ---------------------------------------  ------------------------
                                     WEIGHTED
                                     AVERAGE      WEIGHTED                  WEIGHTED
                                   CONTRACTUAL    AVERAGE                   AVERAGE
RANGE OF EXERCISE    NUMBER OF       LIFE (IN     EXERCISE     NUMBER OF    EXERCISE
PRICES                SHARES          YEARS)        PRICE        SHARES       PRICE
-----------------     ------------ ------------  -----------  -----------  -----------
$ 0.33 - $ 9.88        856,954         4.32      $    4.33       737,898     $    3.41
$ 9.94 - $13.44        865,141         7.41      $   11.61       586,406     $   12.19
$13.50 - $15.38        978,047         8.82      $   15.30        63,288     $   14.42
$15.88 - $19.63        927,519         7.92      $   18.56       324,209     $   18.84
$20.13 - $23.75        686,170         7.84      $   21.45       250,484     $   22.08
$24.00 - $24.38        934,637         8.23      $   24.33       336,474     $   24.24
$25.00 - $30.69        775,679         8.27      $   27.44       220,281     $   27.44
$31.25 - $36.13        697,614         7.96      $   33.76       235,300     $   32.93
$36.50 - $40.88         60,485         7.98      $   38.51        22,027     $   39.25
$41.25                  49,009         7.84      $   41.25        26,661     $   41.25
                     ---------         ----      ---------     ---------     ---------
                     6,831,255         7.64      $   19.51     2,803,028     $   16.62
                     =========         ====      =========     =========     =========

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire Common Stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. Offering periods each have a six-month duration commencing on April 1 and October 1 of each year. The Board of Directors has reserved 1,500,000 shares under this plan and, at September 30, 1997, there were 563,747 shares available for purchase.

401(K) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis, between 2% and 15% of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. Of the shares contributed to each employee's account, 25% vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. The Board of Directors has reserved 1,000,000 shares under the 401(k) Plan and, at September 30, 1997, there were 438,851 shares available for issuance.

STOCK-BASED COMPENSATION

The Company applies APBO 25 and related interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense has been recognized for its stock-based option and stock purchase compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 the Company's fiscal 1997 net income and primary earnings per share would have been decreased by approximately $10.8 million, or $0.22 per share, and the Company's fiscal 1996 net loss and primary earnings per share would have been increased by approximately $3.9 million, or $0.08 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period for options, and the six-month purchase period for stock purchases under the Employee Stock Purchase Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted after September 30, 1995, the pro forma effect will not be fully reflected until 1999.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions used for grants:

                                                                  EMPLOYEE STOCK
                                STOCK OPTION PLAN SHARES       PURCHASE PLAN SHARES
                               ---------------------------  ---------------------------
                                   1997          1996           1997          1996
                               -------------  ------------  ------------- -------------
Expected life (in years)           3.10          3.10           0.50          0.50
Risk-free interest rate            5.90%         6.40%          5.60%         5.80%
Volatility                         0.63          0.63           0.63          0.63


The weighted average exercise price and weighted average fair value of stock options granted during 1997 under the Company's Stock Option Plans was $21.20 and $9.80 per share, respectively. The weighted average purchase price and weighted average fair value of shares granted in 1997 under the Company's Employee Stock Purchase Plans was $17.99 and $7.08, respectively.

NOTE 8. CONSOLIDATION OF MAJORITY-OWNED SUBSIDIARY

In July 1997, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 96-16 regarding whether rights of a minority shareholder should preclude an investor from consolidating a majority-owned investee. The EITF determined that consolidation of a majority-owned investee is not appropriate if a minority shareholder has "participating rights" in decisions made in the ordinary course of business.

The Company owns 50% plus two shares of the voting stock of Read-Rite SMI, its joint venture in Japan with Sumitomo. The joint venture and the Company each have the exclusive right to distribute products in their respective territories, as well as rights to use certain of each other's technologies to support their respective operations in their respective territories under a variety of cross-licenses and cost-sharing agreements.

The Company has retained a majority voting interest in Read-Rite SMI; however, prior to the first quarter of fiscal 1998, all material corporate actions required a supermajority vote of Read-Rite SMI's Board of Directors, and thus the consent of both the Company and Sumitomo. During the first quarter of fiscal 1998, the Company and Sumitomo revised their various agreements and RRSMI's charter documents to provide for a simple majority vote of the Board of Directors of Read-Rite SMI on all matters except for certain non-ordinary course of business matters requiring a supermajority. In the case of a shareholder vote generally or due to the lack of the required vote by the Board of Directors, a simple majority shareholder vote is required.

In accordance with EITF 96-16, the Company has concluded Sumitomo, as the minority shareholder of Read-Rite SMI, does not have "participating rights" in the significant decisions made in the ordinary course of business. As such, the Company expects to continue to consolidate Read-Rite SMI in future periods.

NOTE 9.  CENSTOR CORPORATION ACQUISITION

In 1996, the Company purchased certain assets, assumed certain liabilities and acquired a non-exclusive license to intellectual property from Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The purchase price included a series of cash payments totaling approximately $10,000,000 all of which had been made by the end of fiscal year 1997. The purchase price was allocated based on the estimated fair values of the license, equipment and assembled workforce acquired, and the liabilities of approximately $1,000,000 assumed.

In determining the value of the technology in development and the related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9,000,000 and was expensed during fiscal 1996 as acquired in-process research and development. An intangible asset representing the assembled workforce was valued at $825,000 and is being amortized on a straight-line basis over its estimated useful life of two years.

NOTE 10.  SPECIAL CHARGES

During fiscal 1996, due to a variety of factors, the Company incurred several special charges. The Company incurred charges to cost of goods sold of approximately $6,000,000 in severance, relocation and other expenses during the second quarter of fiscal 1996 associated with the consolidation of its San Diego operations to Northern California. Also during the second quarter, the Company made an investment in planar technology as discussed in Note 9, incurring charges to research and development expense of approximately $9,000,000 related to the purchase of in-process research and development. In response to sudden reductions in certain customer programs in the disk drive industry during the second half of fiscal 1996, the rapid shift in the marketplace to newer technology products and the fact that the MIG technology programs the Company had been participating in reached their end-of-life, the Company incurred approximately $37,000,000 of charges, primarily to cost of goods sold, during the third and fourth quarters of fiscal 1996. These charges included approximately $5,200,000 associated with the termination of approximately 5,000 employees primarily at the Company's Philippines operations, approximately $24,100,000 for the write-down of capital assets, approximately $7,000,000 associated with end-of-life inventory and approximately $700,000 in other expenses. The Company does not expect any significant cash outlays in future periods associated with these charges. Actual cash expenditures approximated estimated amounts.

NOTE 11.  LITIGATION

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

On January 21, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action").

On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

On June 6, 1997, plaintiffs in the McDaid Federal Action moved to dismiss their complaint. On June 23, 1997, defendants moved to consolidate the Nevius Federal Action with the Consolidated Action. On July 18, 1997, the named plaintiffs in the Nevius Federal Action moved to be appointed lead plaintiffs and to have their counsel appointed lead counsel. These three motions are pending.

There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to all four of these actions, and intends to defend each of them vigorously.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

NOTE 12. CONCENTRATION OF CREDIT RISK

The Company's customer base is concentrated with a small number of storage device manufacturers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluation of its customer's financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable. See Note 15.

Principal customers for years ended September 30 were as follows (as a percentage of net sales):

                                                  1997           1996         1995
                                             -------------  ------------- -------------
Western Digital                                       51%            43%           37%
Quantum                                               18%            29%           29%
Maxtor                                                13%            12%           11%
Seagate                                               --              8%           13%
All Others                                            18%             8%           10%
                                             -------------  ------------- -------------
                                                     100%           100%          100%
                                             =============  ============= =============


The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

NOTE 13. GEOGRAPHIC INFORMATION

The following table summarizes the Company's operations in different geographic regions (in thousands):


                                    UNITED                         INTERCOMPANY
                                    STATES          FAR EAST       ELIMINATIONS       CONSOLIDATED
                                  -----------      -----------     -------------      -----------
Year Ended September 30, 1997
Net sales to unaffiliated
 customers                        $    21,956      $ 1,140,094     $          --      $ 1,162,050
Transfers between geographic
 regions                              134,909          378,433           513,342)              --
                                  -----------      -----------     -------------      -----------
Total net sales                   $   156,865      $ 1,518,527     $    (513,342)     $ 1,162,050
                                  ===========      ===========     =============      ===========
Operating income                  $     9,887      $   109,826     $          --      $   119,713
                                  ===========      ===========     =============      ===========
Identifiable assets               $   827,731      $   847,255     $    (373,505)     $ 1,301,481
                                  ===========      ===========     =============      ===========

Year Ended September 30, 1996
Net sales to unaffiliated
 customers                        $    30,830      $   960,288                --      $   991,118
Transfer between geographic
 regions                              152,905          337,991          (490,896)              --
                                  -----------      -----------     -------------      -----------
Total net sales                   $   183,735      $ 1,298,279     $    (490,896)     $   991,118
                                  ===========      ===========     =============      ===========
Operating income (loss)           $   (17,867)     $    25,656                --      $     7,789
                                  ===========      ===========     =============      ===========
Identifiable assets               $   694,993      $   722,346     $    (508,667)     $   908,672
                                  ===========      ===========     =============      ===========

Year Ended September 30, 1995
Net sales to unaffiliated
 customers                        $   181,631      $   821,409     $          --      $ 1,003,040
Transfer between geographic
 regions                               85,877          335,208          (421,085)              --
                                  -----------      -----------     -------------      -----------
Total net sales                   $   267,508      $ 1,156,617     $    (421,085)     $ 1,003,040
                                  ===========      ===========     =============      ===========
Operating income                  $    12,234      $   167,436     $      (1,824)     $   177,846
                                  ===========      ===========     =============      ===========
Identifiable assets               $   870,900      $   954,427     $    (885,870)     $   939,457
                                  ===========      ===========     =============      ===========


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

Foreign net sales represent sales to foreign-based subsidiaries of predominantly United States headquartered companies and to customers of Read-Rite SMI in Japan. These foreign net sales were primarily to the Far East and were approximately $1,140 million, $946 million, and $972 million during fiscal years 1997, 1996 and 1995, respectively.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands):

                                  FIRST        SECOND         THIRD         FOURTH
                                 QUARTER       QUARTER       QUARTER        QUARTER
                                ---------     ---------     ---------      ---------
1997 (1)
Net Sales                       $ 251,588     $ 282,068     $ 310,236      $ 318,158
Gross margin                    $  35,814     $  62,380     $  72,090      $  68,522
Net income                      $   5,787     $  23,555     $  31,173      $  15,664
Primary earnings per share      $    0.12     $    0.48     $    0.64      $    0.32

1996 (2), (3), (4)
Net Sales                       $ 299,211     $ 258,219     $ 238,281      $ 195,407
Gross margin                    $  83,402     $  42,709     $  11,369      $ (33,826)
Net income (loss)               $  42,571     $   1,287     $ (22,910)     $ (63,934)
Primary earnings (loss) per
 share                          $    0.88     $    0.03     $   (0.49)     $   (1.37)

(1) The fourth quarter results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company. See Note 15.

(2) The second quarter results include a $9.0 million charge to research and development expenditures for the acquisition of planar technology, and a $6.0 million charge to cost of sales for the consolidation of San Diego operations to Northern California. See Notes 9 and 10.

(3) The third quarter results include $10.0 million in charges to cost of sales related to obsolete fixed assets and excess inventory associated with end-of-life products. See Note 10.

(4) The fourth quarter results include charges of approximately $27.0 million, primarily to cost of sales for severance charges, fixed assets obsolescence issues and excess inventory related to end-of-life products. See Note 10.

NOTE 15 - SUBSEQUENT EVENTS

During November 1997, the Company was advised by Singapore Technologies Pte. Ltd. that Micropolis, a Singapore Technologies wholly-owned subsidiary, would be filing for bankruptcy. As a result of the announced bankruptcy, the Company established a reserve for Micropolis related accounts receivable, inventory and equipment exposures resulting in post-closing charges of $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales during the fourth quarter of fiscal 1997. (audited)

During November 1997, the Company responded to the disk drive industry's announcements of a more rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production. In connection with the accelerated transition to MR technology, the Company has announced that it expects to take non-recurring charges of up to $30 million during the first quarter of fiscal 1998 to cost of sales related to obsolete fixed assets and excess inventory associated with end-of-life products. (unaudited)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Read-Rite Corporation

     We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/  Ernst & Young LLP



San Jose, California
October 20, 1997, except for the first paragraph of Note 15, as to which the date is November 18, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held ON February 24, 1998 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Executive Officers - See the section entitled "Executive Officers" in Part I, Item 1 hereof.

(b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 1997 are included herewith:

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

(3) Exhibits

Exhibit
Number         Description of Document
----------------------------------------------------------------------------------------------
3.1(16)        Restated Certificate of Incorporation, as amended
3.2(16)        Bylaws, as amended
4.1(16)        Article X of Restated Certificate of Incorporation (See Exhibit 3.1)
4.2(1)         Amended  Registration  Rights Agreement,  dated as of June 27, 1991 and amended
               August 12, 1991
4.3(1)         Form of Common Stock Certificate
10.1(1)        Form of Indemnification Agreement
10.2(6)*       Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(16)*      Amended and Restated 1995 Director Option Plan and form of Option Agreement
10.4*          Amended  and  Restated  401(k)   Retirement   Savings  Plan  and  Summary  Plan
               Description
10.5(20)*      Employee Stock Purchase Plan (as amended and restated July 22, 1997)
10.6(1)*       Stock Option Agreement dated February 4, 1991 between the Company and
               Cyril J. Yansouni, as amended May 16, 1991
10.7(6)*       Offer of  employment  dated  April 7, 1993  from the  Company  to Dr.  Frederic
               Schwettmann
10.8(1)        Series CC Preferred Stock and Convertible Subordinated Note
               Purchase Agreement between the Company and Sumitomo, dated as of
               June 14, 1991
10.9(9)        Joint  Venture  Agreement  dated as of June 14,  1991  between  the Company and
               Sumitomo Metal Industries, Ltd. ("Sumitomo")
10.10(7)       First Addendum dated as of December 14, 1993 to Joint Venture
               Agreement dated as of June 14, 1991 between the Company and
               Sumitomo (See Exhibit 10.11)
10.11(1)       License Agreement between the Company and Read-Rite SMI
               Corporation ("Read-Rite SMI") dated July 18, 1991
10.12(1)       Distribution  Agreement  between the Company and  Read-Rite  SMI dated July 18,
               1991
10.13(1)       Distribution  Agreement  between  Read-Rite  SMI and the Company dated July 18,
               1991
10.14(7)       First Addendum dated as of December 14, 1993 to the License and
               Distribution Agreements between the Company and Read-Rite SMI
               (See Exhibits 10.13, 10.14 and 10.15)
10.15(1)       Confidentiality  Agreement  between the  Company,  Read-Rite  SMI and  Sumitomo dated July 18, 1991
10.16(5)       Lease Agreement between Read-Rite SMI and Sumitomo
10.17(1)       Termination  Agreement,  dated as of August 13, 1991 by and between Company and
               Sunward Technologies, Inc.
10.18(1)(4)    Asset Purchase Agreement between Conner Peripherals, Inc., Conner
               Peripherals Malaysia, Sdn Bhd and the Company, dated as of August
               30, 1991, as amended October 26, 1991(Confidential treatment granted as to certain portions of this exhibit)
10.19(2)(3)    Agreement for Purchase and Sale of Assets, dated as of November
               14, 1991, by and among the Company, Read-Rite International,
               Maxtor Singapore Limited and Maxtor Corporation, as amended
               December 20, 1991

Exhibit
Number         Description of Document
----------------------------------------------------------------------------------------------
10.20(1)       License Agreement between International Business Machines
               Corporation and the Company dated as of October 1, 1986
10.21(6)       License  Agreement  dated  September  14,  1993  between the Company and Kyushu
               Matsushita  Electric Co., Ltd.  (Confidential  treatment  requested for certain portions of this exhibit)
10.22(10)      Cross-License  Agreement  dated  December  31,  1994  between  the  Company and
               Seagate Technology Inc.
10.23(1)       Lease between  Greenville  Dallas Delaware,  Inc. and the Company dated July 1,
               1991
10.24(1)       Lease between Kim Camp No. VII and the Company dated April 21, 1991
10.25(12)      First Amendment to Lease Agreement dated October 30, 1995 between Kim
               Camp No. VII and the Company
10.26(1)       Lease between Confederation Life Insurance  Corporation and the Company,  dated
               July 12, 1991
10.27(5)       Single Tenant Industrial Lease Agreement,  dated as of August 24, 1992, between
               Shuwa Investments Corporation and the Company
10.28(5)       Loan Agreement between The Industrial Finance Corporation of Thailand (the
               "IFCT") and Read-Rite (Thailand) Co. Ltd., dated as of September 25, 1992 and related Agreement for Pledge of Properties, Agreement for Custodianship of
               Pledged Properties and Suretyship Contract, dated as of September 30, 1992, by the Company in favor of the IFCT
10.29(6)       Loan Agreement between the IFCT and Read-Rite (Thailand) Co. Ltd., dated as of
               September 24, 1993 and related Suretyship Contract dated as of September 23, 1993 by the Company in favor of the IFCT
10.30(9)       Third Amended and Restated Credit Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian
               Imperial Bank of Commerce, New York Agency
10.31(10)      First Amendment dated February 24, 1995 to Third Amended and Restated Credit
               Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
               New York Agency
10.32(11)      Second Amendment dated June 30, 1995 to Third Amended and Restated Credit
               Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
               New York Agency
10.33(12)      Third Amendment dated September 22, 1995 to Third Amended and Restated Credit
               Agreement dated as of December 14, 1994 among the Company, the financial institutions named therein, CIBC Inc., and Canadian Imperial Bank of Commerce,
               New York Agency
10.34(12)      Note Purchase Agreement dated September 29, 1995 among the Company and the purchasers named therein pertaining to the Company's sale of $100,000,000 in
               7.53% Senior Notes due September 15, 2000
10.35(13)      Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal
               Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
10.36(13)      Agreement and Second Addendum to License Agreement and Distribution  Agreements
               between the Company,  Sumitomo Metal Industries,  Ltd., Read-Rite SMI Kabushiki
               Kaisha and Read-Rite SMI (Thailand) Co., Ltd.
10.37(14)      Agreement for Purchase and Sale of Assets by and between Read-Rite Corporation and Censtor Corporation dated March 29, 1996
10.38(14)      Fourth Amendment to Third Amended and Restated Credit Agreement dated as of
               December 14, 1994 among the Company, the financial institutions named therein,
               CIBC Inc., and Canadian Imperial Bank of Commerce, New York Agency
10.39(14)      Lease of the Land dated April 25, 1996 between Sumitomo Bank Leasing and
               Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of
               Trust, Financing Statement, Security Agreement and Fixture Filing with
               Assignment of Rents and Leases
10.40(16)      Term Loan Agreement Between Read-Rite Corporation as Borrower and Financial
               Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated
               June 28, 1996
10.41(20)*     1995 Stock Option Plan and form of Stock Option Agreement (as amended and restated July 22, 1997)
10.42(15)*     Years of Service Plan
10.43(17)      First Amendment to Note Purchase Agreement dated September 29, 1995 among the Company and the purchasers named therein pertaining to the Company's sale of $100,000,000 in 7.53% Senior Notes due September 15, 2000, dated September
               29, 1996
10.44(17)      Amendment to Lease of the Land dated April 25, 1996 between Sumitomo Bank
               Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement, Security Agreement and Fixture
               Filing with Assignment of Rents and Leases, dated October 15, 1996
10.45(17)      Fifth Amendment to Third Amended and Restated Credit Agreement dated as of
               December 14, 1994 among the Company, the financial institutions named therein,
               CIBC Inc., and Canadian Imperial Bank of Commerce, New York Agency, dated
               September 29, 1996
10.46(17)      First Amendment to Term Loan Agreement dated June 28, 1996 between
               Read-Rite Corporation as Borrower and Financial Institutions as Banks and
               Canadian Imperial Bank of Commerce as Agent, dated September 29, 1996
10.47(18)*     Executive Quarterly Variable Compensation Plan
10.48(18)*     Read-Rite Corporation Super Bonus Plan

Exhibit
Number         Description of Document
----------------------------------------------------------------------------------------------
10.49(19)*     Severance Plans
10.50(19)*     Fourth and Fifth Amendments to Read-Rite Corporation's 401 (k) Plan
10.51(19)      Amended and Restated License Agreement Between Read-Rite Corporation and
               Sumitomo Metal Industries, Ltd.
10.52(19)      Second Addendum to Joint Venture Agreement between Read-Rite Corporation and Sumitomo Metal Industries, Ltd.
10.53(20)**    License Agreement, date as of January 1, 1997, between the Read-Rite
               Corporation and International Business Machines Corporation
10.54          Revolving Loan and Term Loan Agreement between Read-Rite Corporation as
               Borrower and Financial Institutions as Banks and Canadian Imperial Bank of
               Commerce as Agent, dated October 2, 1997.
11.1           Calculation of Earnings Per Share
21.1           List of Subsidiaries
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of Attorney
27             Financial Data Schedule
----------------------------------------------------------------------------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).
** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
(3) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 10, 1992.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1992.
(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-53900), effective November 17, 1992.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal quarter ended September 30, 1994.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.
(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.
(15) Incorporated by reference from the Company's Registration Statement on Form S-8 dated April 25, 1996.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.
(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.
(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(b) Reports on Form 8-K

None

(c) Exhibits

    See subsection (a) (3) above.

(d) Financial Statement Schedules

        See subsection (a) (1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on THIS 17th day of December, 1997.

                                             Read-Rite Corporation

                                             By: /s/ Cyril J. Yansouni
                                                -------------------------------
                                             Cyril J. Yansouni, Chairman and
                                             Chief Executive Officer

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                BALANCE AT      CHARGED
                                BEGINNING      (CREDITED)                  BALANCE AT
                                OF PERIOD          TO        CHARGED TO      END OF
                                              EXPENSES (1)   OTHER (2)       PERIOD
                               -------------  ------------- ------------- -------------
September 30, 1997
  Allowance for doubtful
   accounts                     $  2,586        $12,301         $  --       $14,887

September 30, 1996
  Allowance for doubtful
   accounts                     $  3,017        $  (620)        $ 189       $ 2,586

September 30, 1995
  Allowance for doubtful
   accounts                     $  1,627        $ 1,390         $  --       $ 3,017


(1) The Company incurred a charge of $12.2 million to the allowance for doubtful accounts during the fourth quarter of fiscal 1997 relating to the bankruptcy filing of Micropolis, a customer of the Company. See Note 15 in "Notes to Consolidated Financial Statements."

(2) Foreign currency translation adjustment.

                                 EXHIBIT INDEX



Exhibit
Number         Description of Document
----------------------------------------------------------------------------------------------
10.54          Revolving Loan and Term Loan Agreement between Read-Rite Corporation as
               Borrower and Financial Institutions as Banks and Canadian Imperial Bank of
               Commerce as Agent, dated October 2, 1997.
11.1           Calculation of Earnings Per Share
21.1           List of Subsidiaries
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of Attorney
27             Financial Data Schedule
----------------------------------------------------------------------------------------------