Form 10-Q
period 1997-12-31
READ RITE CORP /DE/
filed 1998-02-06
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 ----------------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission file number: 0-19512


                              READ-RITE CORPORATION
             (Exact name of registrant as specified in its charter)


                   DELAWARE                           94-2770690
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)



                345 LOS COCHES STREET, MILPITAS, CALIFORNIA 95035
              (Address of principal executive officers) (Zip Code)


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

Yes  [X]    No [ ]



On January 30, 1998, 48,313,925 shares of the registrant's common stock were issued and outstanding.


================================================================================

                                      INDEX


PART I.          FINANCIAL  INFORMATION                                  PAGE NO.
--------         -------------------------------------------------       --------
Item 1.          Financial Statements

                 Consolidated Condensed Balance Sheets -                       2
                      December 31, 1997 and September 30, 1997

                 Consolidated Condensed Statements of Operations -             3
                  Three Months Ended December 31, 1997 and 1996

                 Consolidated Condensed Statements of Cash Flows -             4
                  Three Months Ended December 31, 1997 and 1996

                 Notes to Consolidated Condensed Financial Statements          5

Item 2.          Management's Discussion and Analysis of Financial             8
                 Condition and Results of Operations


PART II.         OTHER INFORMATION
--------         -------------------------------------------------

Item 1.          Legal Proceedings                                            18

Item 6.          Exhibits and Reports on Form 8-K                             19

                 SIGNATURES                                                   20

                 INDEX OF EXHIBITS                                            21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            1997             1997
                                                         ----------      ----------
ASSETS                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                           $   81,458      $  118,589
     Short-term investments                                 146,077         179,508
     Accounts receivable, net                               131,858         178,722
     Inventories                                             81,431          91,487
     Prepaid expenses and other current assets               17,634          14,988
                                                         ----------      ----------
          Total current assets                              458,458         583,294
Property, plant and equipment                             1,152,901       1,091,442
Less: accumulated depreciation                              507,303         418,629
                                                         ----------      ----------
     Property, plant and equipment, net                     645,598         672,813
Intangible and other assets                                  46,007          45,374
                                                         ==========      ==========
          Total assets                                   $1,150,063      $1,301,481
                                                         ==========      ==========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $   90,823      $  122,379
     Accrued compensation and benefits                       29,983          37,558
     Income taxes payable                                    26,961          26,071
     Other accrued liabilities                               50,232          41,499
     Current portion of long-term debt and capital
       lease obligations                                     13,039          12,602

                                                         ----------      ----------
          Total current liabilities                         211,038         240,109
Convertible subordinated notes                              345,000         345,000
Other long-term debt and capital lease obligations           58,085          58,871
Other long-term liabilities                                  13,945          38,726
                                                         ----------      ----------
          Total liabilities                                 628,068         682,706
                                                         ----------      ----------

Minority interest in consolidated subsidiary                 64,977          73,122
                                                         ----------      ----------

Stockholders' equity:
     Convertible preferred stock, $0.0001 par value              --              --
     Common Stock, $0.0001 par value                              5               5
     Additional paid-in capital                             357,858         354,546
     Retained earnings                                       99,155         191,102
                                                         ----------      ----------
Total stockholders' equity                                  457,018         545,653
                                                         ----------      ----------
          Total liabilities, minority interest in
consolidated subsidiary and stockholders' equity         $1,150,063      $1,301,481
                                                         ==========      ==========

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED DECEMBER 31,
                                                  -------------------------------
                                                        1997            1996
                                                     ---------       ---------
                                                             (Unaudited)
Net sales                                            $ 261,371       $ 251,588
Cost of sales                                          347,138         215,774
                                                     ---------       ---------
Gross margin                                           (85,767)         35,814
Operating expenses:
     Research and development                           21,731          14,938
     Selling, general and administrative                 9,496          10,753
                                                     ---------       ---------
          Total operating expenses                      31,227          25,691
                                                     ---------       ---------
Operating income (loss)                               (116,994)         10,123
Interest expense                                         7,299           3,628
Interest income and other, net                             450           2,113
                                                     ---------       ---------
Income (loss) before provision for income taxes
     and minority interest                            (123,843)          8,608
Provision (benefit) for income taxes                   (24,769)          2,668
                                                     ---------       ---------
Income (loss) before minority interest                 (99,074)          5,940
Minority interest in net income (loss) of
     consolidated subsidiary                            (8,145)            153
                                                     =========       =========
Net income (loss)                                    $ (90,929)      $   5,787
                                                     =========       =========

Basic earnings (loss) per share                      $   (1.88)      $    0.12
                                                     =========       =========
Diluted earnings (loss) per share                    $   (1.88)      $    0.12
                                                     =========       =========

Shares used in basic earnings (loss) per
  share calculation                                     48,286          46,976
                                                     =========       =========
Shares used in diluted earnings (loss)
  per share calculation                                 48,286          48,098
                                                     =========       =========


   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL TATEMENTS.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                      THREE MONTHS ENDED DECEMBER 31,
                                                      --------------------------------
                                                           1997             1996
                                                         ---------       ---------
                                                                (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                        $ (90,929)      $   5,787
Adjustments required to reconcile net income (loss)
to cash provided by operations:
     Depreciation and amortization                         105,525          37,194
     Minority interest in net income (loss) of
       consolidated subsidiary                              (8,145)            153
     Other, net                                            (25,489)         (1,126)
     Changes in assets and liabilities:
          Accounts receivable                               46,864         (21,347)
          Inventories                                       10,056           6,646
          Prepaid expenses and other current assets         (2,646)            (87)
          Accounts payable, accrued liabilities and
            income taxes payable                           (29,508)          8,567
                                                         ---------       ---------
     Net cash provided by operating activities               5,728          35,787
                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (67,066)        (51,731)
Maturities of available-for-sale investments               111,971          95,953
Purchase of available-for-sale investments                 (78,540)        (98,687)
Other assets and liabilities, net                          (11,889)         (1,099)
                                                         ---------       ---------
     Net cash used in investing activities                 (45,524)        (55,564)
                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of other long-term debt and capital lease
  obligations                                                 (349)         (1,718)
Proceeds from issuance of common stock                       3,014           2,974
                                                         ---------       ---------
     Net cash provided by financing activities               2,665           1,256
                                                         ---------       ---------

Effect of foreign currency exchange rate changes
  on cash                                                       --              66

                                                         ---------       ---------
Net decrease in cash and cash equivalents                  (37,131)        (18,455)
Cash and cash equivalents at beginning of period           118,589          82,291
                                                         =========       =========
Cash and cash equivalents at end of period               $  81,458       $  63,836
                                                         =========       =========

Supplemental disclosures of non-cash activities:
     Issuance of common stock under 401(k) plan          $     298       $     202
Supplemental disclosures of cash flow information:
     Interest paid during the period                     $     840       $   1,456
     Income taxes paid during the period                 $     211       $   5,489


   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  GENERAL

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The first quarters of fiscal 1998 and 1997 ended on December 28, 1997 and December 29, 1996, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1998 and fiscal 1997 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1998. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1997 Annual Report on Form 10-K.

NOTE 2.  INVENTORIES

Inventories consisted of the following at (in thousands):

                                                    DECEMBER 31,     SEPTEMBER 30,
                                                        1997               1997
                                                      -------            -------
Raw material                                          $18,462            $13,097
Work-in-process                                        55,358             73,280
Finished goods                                          7,611              5,110
                                                      =======            =======
     Total inventories                                $81,431            $91,487
                                                      =======            =======

NOTE 3.  SPECIAL CHARGE

During the three months ended December 31, 1997 the Company responded to the industry's rapid shift to Magnetoresistive ("MR") technology, accelerating its existing MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

NOTE 4.  CREDIT FACILITY

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval. As of December 31, 1997, the Company was not in compliance with four covenants under the Credit Facility. On February 5, 1998, the Company obtained the necessary amendments with respect to the Credit Facility, and was thus in compliance with the revised covenants on such date. As of December 31, 1997, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

NOTE 5.  ADOPTION OF NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128") which was adopted by the Company for the three months ended December 31, 1997. Earnings per share for the three months ended December 31, 1996 have been restated in accordance with SFAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):


                                                      THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------
                                                            1997            1996
                                                          ---------      --------
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)                                         $(90,929)      $ 5,787
                                                          ========       =======
Weighted average commons shares outstanding                 48,286        46,976
                                                          ========       =======
Basic earnings (loss) per share                           $  (1.88)      $  0.12
                                                          ========       =======


DILUTED EARNINGS (LOSS) PER SHARE
 Net income (loss)                                        $(90,929)      $ 5,787
                                                          ========       =======

Weighted average common shares outstanding                  48,286        46,976
Common equivalent shares issuable under dilutive
   stock options after applying treasury stock
   method,  net of tax benefit                                  --         1,122
                                                          ========       =======
Common and common equivalent shares used in
   computing diluted earnings (loss) per share              48,286        48,098
                                                          ========       =======
Diluted earnings (loss) per share                         $  (1.88)      $  0.12
                                                          ========       =======

NOTE 6.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

On December 22, 1997, the United States District Court for the Northern District of California (1) dismissed the McDaid Federal Action; (2) consolidated the Nevius Federal Action with the Consolidated Action; and (3) denied the motion of the named plaintiffs in the Nevius Federal Action to be appointed lead plaintiffs and to have their counsel appointed lead counsel. Plaintiffs in the Consolidated Action have filed an amended and consolidated complaint. The Company and the individual defendants intend to file a motion to dismiss the amended and consolidated complaint.

There has been no discovery to date in the federal actions and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions, and intends to defend each of them vigorously.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that current unfavorable industry conditions will continue for the next several quarters and that net sales, gross margin and earnings for the second quarter of fiscal 1998 will decline from those reported for the first quarter of fiscal 1998 (excluding the special charge); the Company's expectation that MR products will account for the substantial majority of the Company's net sales during fiscal 1998; the Company's plan to continue increasing its research and development expenditures in absolute dollars; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near-term; the Company's plan to limit capital expenditures during fiscal 1998 to approximately $200 million; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations during fiscal 1998; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: the current unfavorable industry environment could worsen and/or continue longer than expected; failure to meet forecasted expenditures; failure by the Company to timely, effectively and continuously execute on MR product development; failure to obtain necessary customer qualifications on new programs, failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; competitors may introduce products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth certain financial data for the Company as a percentage of net sales for the three months ended December 31:

                                                             1997           1996
                                                            -------       -------
Net sales                                                     100.0%        100.0%
Cost of sales                                                 132.8          85.8
                                                              -----         -----
Gross margin                                                  (32.8)         14.2
Operating expenses:
     Research and development                                   8.3           5.9
     Selling, general and administrative                        3.7           4.3
                                                              -----         -----
          Total operating expenses                             12.0          10.2
                                                              -----         -----
Operating income (loss)                                       (44.8)          4.0
Interest expense                                                2.8           1.4
Interest income and other, net                                  0.2           0.8
                                                              -----         -----
Income (loss) before provision for income taxes
     and minority interest                                    (47.4)          3.4
Provision (benefit) for income taxes                           (9.5)          1.1
                                                              -----         -----
Income (loss) before minority interest                        (37.9)          2.3
Minority interest in net income (loss) of
     consolidated subsidiary                                   (3.1)          0.0
                                                              =====         =====
Net income (loss)                                             (34.8)          2.3
                                                              =====         =====

NET SALES

Net sales were $261.4 million during the three months ended December 31, 1997 ("Q198"), a 3.9% increase over net sales of $251.6 million during the three months ended December 31, 1996 ("Q197"), but a 17.9% decline from net sales of $318.2 million during the three months ended September 30, 1997 ("Q497"). Net sales for Q198 were primarily impacted by a reduction of shipments late in the quarter due to a general industry slowdown in demand for recording heads, the industry's rapid shift to MR technology, the abrupt phase-out of advanced inductive recording head products, and significant pricing pressures for advance inductive products. The Company expects the current unfavorable industry environment to continue for the next several quarters and expects net sales for the three months ending March 31, 1998 ("Q298") to be significantly lower than net sales during Q198.

To address these conditions, in Q198 Read-Rite accelerated implementation of its strategy to transition fully to MR recording head technology production and significantly reduced its production of advanced inductive products. Net sales generated from MR products increased to $120.2 million, or 46% of the Company's net sales, during Q198, compared to $49.8, million or 20% of the Company's net sales, during Q197. This increase in net sales of MR products was largely offset, however, by the decrease in net sales of inductive products, which decreased to $141.2 million, or 54% of the Company's net sales, during Q198, compared to $201.1 million, or 80% of the Company's net sales, during Q197.

The Company's largest volume MR product in Q198 was its 2.1 Gigabyte ("GB") per
3.5 inch disk MR recording head, which is being shipped to three major customers. Entering Q298, the Company was in qualification at five customers with its next generation 2.8 GB per 3.5 inch disk advanced recording head. The Company expects that MR products, which accounted for approximately 24% of the Company's net sales during fiscal 1997, will account for the substantial majority of net sales during fiscal 1998.

Read-Rite shipped 22.4 million and 22.8 million recording heads (including heads shipped in HSAs) and 4.1 million and 3.5 million HSAs during Q198 and Q197, respectively, down from shipments of 29.7 million recording heads (including heads shipped in HSAs) and 5.2 million HSAs during Q197. These figures reflect the continuing shift of the Company's product mix towards HSAs, as net sales of HSAs and HGAs accounted for approximately 81% and 17%, respectively, of net sales during Q198, compared to approximately 66% and 33%, respectively, of net sales during Q197. The Company's net sales continue to be primarily focused in the 3.5" disk form factor market, which accounted for 94% and 89% of the Company's net sales during Q198 and Q197, respectively.

The Company's net sales increase from Q197 to Q198 was attributable to a shift in product mix to MR HSAs, which to date have typically had higher average selling prices ("ASPs") than inductive HSAs. The Company's increase in net sales was partially offset by the significant pricing pressures on advanced inductive headstack assemblies ("HSAs"), as well as an overall decrease in unit sales for inductive products and MR head gimbal assemblies ("HGAs").

The Company's customer base remains highly concentrated, as the substantial majority of net sales were to six major storage device manufacturers during Q198 and Q197. The Company's three largest customers accounted for 81% and 83% of the Company's net sales during Q198 and Q197, respectively.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

The Company's gross margins are primarily influenced by ASPs, the level of unit sales in relation to fixed costs, manufacturing yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The relative impact of these factors fluctuates from time to time. Periodically, the Company's gross margins also reflect charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end of life.

HSAs typically have lower gross margins than HGAs. HSAs consist of two or more HGAs and a variety of purchased components the Company assembles into a single unit. The cost of the purchased components is a significant percentage of the total cost of the HSA. The gross margin from such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin on HSA net sales compared to HGA net sales.

The Company's gross margin was (32.8%) of net sales during Q198, compared to a gross margin of 14.2% of net sales during Q197. The Company's significant decrease in gross margin during Q198 was primarily attributable to a special charge of $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. Excluding this special charge, gross margin was 10.9% of net sales during Q198.

The Company's decrease in gross margin during Q198, excluding the special charge of $114.8 million, was primarily due to a product mix weighted towards HSAs and a decrease in total unit sales in relation to fixed costs, partially offset by a shift in product mix to MR HSAs, which have to date typically had higher ASPs than inductive HSAs.

As indicated above, the Company expects that current unfavorable industry conditions will continue for several quarters. Accordingly, the Company expects that its net sales, gross margin and earnings (excluding the special charge of $114.8 million) for Q298 will be below those reported for Q198.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $21.7 million during Q198, a 45.5% increase over R&D expenses of $14.9 million during Q197. The substantial increase in R&D expenses in absolute dollars during Q198 was attributable to increased development efforts in MR and emerging technologies to address the disk drive industry's rapidly changing requirements.

From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects was offset as expenses were incurred. During Q198, approximately $1.9 million of development funding was offset against R&D expenses. Funded R&D in Q197 was not material.

The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods. However, the level of R&D expenditures as a percentage of net sales will vary from period to period depending on the level of net sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general & administrative ("SG&A") expenses were $9.5 million during Q198, a 11.7% decrease over SG&A expenses of $10.8 million during Q197. The decrease in SG&A expenses during the period was due to continued cost containment efforts.

The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near-term compared to the SG&A expenses during Q198, but anticipates SG&A expenses will vary from year to year as a percentage of net sales, depending on the level of net sales.

INTEREST EXPENSE

Interest expense was $7.3 million during Q198, compared to $3.6 million during Q197. The increase in interest expense during Q198 was primarily due to the significant increase in the average debt outstanding due to the Company's $345 million convertible subordinated debt financing in August 1997.

INTEREST INCOME AND OTHER, NET

Interest income and other, net was $0.5 million during Q198, compared to $2.1 million during Q197. The decrease in interest income and other, net was primarily due to foreign exchange losses, partially offset by higher interest income on higher average cash, cash equivalent and short-term investment balances.

PROVISION FOR INCOME TAXES

The Company's 20% effective tax benefit rate for Q198 is based upon the expected annual effective tax rate. The Company's effective tax rate for Q197 was 31%. The lower effective tax benefit rate for fiscal 1998 compared to fiscal 1997 is based on a different jurisdictional mix of profits and losses.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $227.5 million, total assets of $1,150.1 million and total long-term debt and capital leases, including the current portion, of $416.1 million. The Company's cash generated by operating activities was $5.7 million during Q198, including non-cash charges of $105.5 million from depreciation and amortization, which includes the special charge incurred during Q198. See Note 3 in "Notes to Consolidated Condensed Financial Statements."

The Company's business is highly capital intensive. During Q198, the Company incurred capital expenditures of approximately $67.1 million. Capital expenditures have primarily been made to expand production capacity in Thailand, Malaysia and the Philippines, to expand wafer production in the United States and Japan, and to support new manufacturing processes and new technologies, such as MR and emerging technologies. In response to changing industry conditions, the Company has reduced its plan for capital equipment purchases during fiscal 1998 from up to $300 million to approximately $200 million; however, to the extent yields for the Company's products are lower than expected, demand for products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of December 31, 1997, total commitments for construction or purchase of capital equipment were approximately $103 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available lines of credit.

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval. As of December 31, 1997, the Company was not in compliance with four covenants under the Credit Facility. On February 5, 1998, the Company obtained the necessary amendments with respect to the Credit Facility, and was thus in compliance with the revised covenants on such date. As of December 31, 1997, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their Notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. The Company used a portion of the funds received from the Notes offering to refinance $100 million of 7.53% senior notes. As of December 31, 1997 the entire $345 million represented by the Notes was outstanding.

The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations during fiscal 1998. However, if industry conditions worsen further or current industry conditions continue longer than anticipated, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product manufacturing yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, increased operating costs associated with the ramp up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales are generally made pursuant to individual purchase orders which may be changed or canceled by customers on short notice; often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, during the first quarter of fiscal 1998, during the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced net sales, gross margin and earnings. Further, as indicated above, the Company believes that the current difficult industry conditions will continue for the next several quarters, and in the near term, that net sales, gross margin and earnings for Q298 will be lower than those reported for Q198 (excluding special charges).

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

Japanese competitors such as TDK/SAE, Yamaha and Alps have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular. The Company's primary domestic competitors are International Business Machines Corporation ("IBM"), Applied Magnetics Corporation ("AMC"), and Seagate Technology, Inc. ("Seagate"). IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. Other MR suppliers include Headway Technologies, Sony, Hitachi Metals, Toshiba and Sanyo. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR products in the merchant market in volume quantities at competitive pricing.

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

Finally, new technologies, including extensions of existing thin film head technology such as contact, near contact, pico, spin valve, or giant MR heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film inductive and MR heads now in commercial production. Additionally, other manufacturers may already have or may develop, more advanced MR technology or MR production capability than the Company. For example, in a published announcement during November 1997, Sony, TDK, Yamaha, Alps, Toshiba and IBM have begun preparing or expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or terroelectric) memory, optical disk drives or extensions of MIG technologies, which do not utilize the Company's products. The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated by strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, during the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning, and late in Q198 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant and abrupt reduction in demand for this product. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

The Company's three largest customers accounted for approximately 81% of net sales during Q198. The Company produced HGAs in volume for 7 customers, HSAs in volume for 4 customers and tape drive products in volume for 5 customers during Q198. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by reductions in orders for advanced inductive products in the first quarter of fiscal 1998, the significant reduction in the level of the Company's business late in fiscal 1996 and in the second half of fiscal 1993, the loss of any large customer, or a significant decrease in orders from one or more large customers, has a material adverse effect on the Company's business, financial condition and results of operations. Further, the unexpected November 10, 1997 announcement of Singapore Technologies' decision to liquidate Micropolis resulted in post-closing charges of $12.2 million to SG&A expense and $2.6 million to cost of sales during the fourth quarter of fiscal 1997 to establish reserves and write-offs for Micropolis-related accounts receivable, inventory and equipment exposures. At the time of the announced Micropolis bankruptcy, the Company expected Micropolis to account for approximately 1.5% of the Company's net sales during the first quarter of fiscal 1998.

Given the Company's dependence upon a limited number of customers, acquisitions and consolidations affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of AMC during fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) during fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, during August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, Hyundai completed its acquisition of Maxtor during fiscal 1996. While the Company has remained a supplier to Maxtor notwithstanding this change in ownership, there can be no assurance that Maxtor will continue purchasing a significant quantity of its head requirements from the Company or that Hyundai will continue to fund Maxtor if necessary.

Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and is owned 51% by MKE. Though the Company believes the primary reasons for its loss of Quantum's business are external competition and Company execution, it cannot assess accurately the effect the Quantum/MKE joint venture has had or will have on the Company's head operations, and there can be no assurance that the Company will successfully regain market share at Quantum in the near future, if at all. Other acquisitions or significant transactions by the Company's customers leading to further consolidation or vertical integration could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR TECHNOLOGY

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. In November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge in Q198 of $114.8 million primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per
3.5 inch advanced inductive head products are Read-Rite's last generation inductive products.

Due to the ever increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996, materially and adversely impacting the Company's financial results for several subsequent quarters. In addition, during the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, the Company's products would have to incorporate a technical feature which the Company called "undershoot reduction." Though the Company began development of necessary processes for undershoot reduction in the second quarter of fiscal 1996 and successfully reached volume production during the fourth quarter of fiscal 1996, the significant start-up costs and delays in new product introductions materially and adversely impacted both the Company's net sales and gross margin during the second half of fiscal 1996.

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

The Company shipped 8.6 million MR heads for 25 disk drive products to 6 customers in Q198, accounting for approximately 46% of net sales during the period. The Company intends to continue investing significant resources in MR product development and manufacturing equipment to support the continued rapid shift of its product mix to MR. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 1997 of $272.8 million, compared to $265.8 million during fiscal 1996, and plans to spend approximately $200 million during fiscal 1998. As of December 31, 1997, total commitments for construction or purchase of capital equipment were approximately $103 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during the latter half of fiscal 1993, during fiscal 1996, from Q497 to Q198 and the expected further decline in Q298, when net sales declined or are expected to decline quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

In addition, several Asian countries, including Japan, Malaysia, Thailand and the Philippines, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company enters into foreign currency forward and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures and substantially all of the Company's foreign sales are denominated in U.S. dollars. The Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales or to manufacture products in these markets, or what economic effects these factors will have upon general economic conditions, the drive industry, or the Company's customers, and hence the Company.

COMPLEX MANUFACTURING PROCESSES

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields, and as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity, and by the compression of product life cycles which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality, without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher manufacturing yields and declining costs.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory reserves, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products which do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1993, during the second half of fiscal 1996 and during Q198, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

On December 22, 1997, the United States District Court for the Northern District of California (1) dismissed the McDaid Federal Action; (2) consolidated the Nevius Federal Action with the Consolidated Action; and (3) denied the motion of the named plaintiffs in the Nevius Federal Action to be appointed lead plaintiffs and to have their counsel appointed lead counsel. Plaintiffs in the Consolidated Action have filed an amended and consolidated complaint. The Company and the individual defendants intend to file a motion to dismiss the amended and consolidated complaint.

There has been no discovery to date in the federal actions and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions, and intends to defend each of them vigorously.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


    10.55 First Amendment to Credit Agreement between the Company, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated
               February 5, 1998

     27        Financial Data Schedule (electronic filing only)





(b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 6, 1998                     /s/  John T. Kurtzweil
                                            ----------------------
                                                 John T. Kurtzweil
                                                Vice President, Finance and
                                                Chief Financial Officer

                                INDEX OF EXHIBITS


 Exhibit No.   Description                                                  Page No.
-------------- ----------------------------------------------------------   --------
    10.55      First Amendment to Credit Agreement between the Company,        22
               the financial institutions named therein, and Canadian
               Imperial Bank of Commerce as agent and designated issuer,
               dated February 5, 1998

     27        Financial Data Schedule (electronic filing only)                30