Form 10-Q
period 1998-03-31
READ RITE CORP /DE/
filed 1998-05-08
CIK 819480

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

                  For the quarterly period ended March 31, 1998

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

Yes  [X] No [ ]

On April 30, 1998, 48,699,042 shares of the registrant's common stock were issued and outstanding.

================================================================================


                                              INDEX


PART I.             FINANCIAL  INFORMATION                                               PAGE NO.
-------             -----------------------------------------------------                --------

Item 1.             Financial Statements

                    Consolidated Condensed Statements of Operations -                        2
                         Three Months and Six Months Ended March 31, 1998
                         and 1997

                    Consolidated Condensed Balance Sheets -                                  3
                         March 31, 1998 and September 30, 1997

                    Consolidated Condensed Statements of Cash Flows -                        4
                         Six Months Ended March 31, 1998 and 1997

                    Notes to Consolidated Condensed Financial Statements                     5

Item 2.             Management's Discussion and Analysis of Financial                        8
                         Condition and Results of Operations


PART II.            OTHER INFORMATION
-------             -----------------------------------------------------

Item 1.             Legal Proceedings                                                        19

Item 4.             Submission of Matters to a Vote of Stockholders                          20

Item 6.             Exhibits and Reports on Form 8-K                                         20

                    SIGNATURES                                                               21

                    INDEX OF EXHIBITS                                                        22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                       MARCH 31,
                                               -------------------------      -------------------------
                                                 1998           1997            1998            1997
                                               ---------       ---------      ---------       ---------
                                                     (Unaudited)                     (Unaudited)

Net sales                                      $ 187,072       $ 282,068      $ 448,443       $ 533,656
Cost of sales                                    217,486         219,688        564,624         435,462
                                               ---------       ---------      ---------       ---------
Gross margin                                     (30,414)         62,380       (116,181)         98,194
Operating expenses:
     Research and development                     23,906          15,691         45,637          30,629
     Selling, general and administrative           9,234          10,370         18,730          21,123
                                               ---------       ---------      ---------       ---------
          Total operating expenses                33,140          26,061         64,367          51,752
                                               ---------       ---------      ---------       ---------
Operating income (loss)                          (63,554)         36,319       (180,548)         46,442
Interest expense                                   7,666           3,434         14,965           7,062
Interest income and other, net                     1,256           2,885          1,706           4,998
                                               ---------       ---------      ---------       ---------
Income (loss) before provision for
     income taxes and minority interest          (69,964)         35,770       (193,807)         44,378
Provision (benefit) for income taxes                  50           8,428        (24,719)         11,096
                                               ---------       ---------      ---------       ---------
Income (loss) before minority interest           (70,014)         27,342       (169,088)         33,282
Minority interest in net income (loss) of
     consolidated subsidiary                      (7,843)          3,787        (15,988)          3,940
                                               ---------       ---------      ---------       ---------
Net income (loss)                              $ (62,171)      $  23,555      $(153,100)      $  29,342
                                               =========       =========      =========       =========

Basic earnings (loss) per share                $   (1.29)      $    0.50      $   (3.17)      $    0.62
                                               =========       =========      =========       =========
Diluted earnings (loss) per share              $   (1.29)      $    0.48      $   (3.17)      $    0.61
                                               =========       =========      =========       =========

Shares used in basic earnings (loss)
     per share calculation                        48,323          47,203         48,305          47,089
                                               =========       =========      =========       =========
Shares used in diluted earnings (loss)
     per share calculation                        48,323          48,816         48,305          48,457
                                               =========       =========      =========       =========

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         MARCH 31,         SEPTEMBER 30,
                                                                           1998               1997 (a)
                                                                        ----------          ----------
ASSETS                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                          $  104,979          $  118,589
     Short-term investments                                                 64,370             179,508
     Accounts receivable, net                                              119,419             173,335
     Inventories                                                            61,288              91,487
     Prepaid expenses and other current assets                              20,887              20,375
                                                                        ----------          ----------
          Total current assets                                             370,943             583,294
Property, plant and equipment                                            1,217,432           1,091,442
Less: accumulated depreciation                                             545,492             418,629
                                                                        ----------          ----------
     Property, plant and equipment, net                                    671,940             672,813
Intangible and other assets                                                 36,977              45,374
                                                                        ----------          ----------
          Total assets                                                  $1,079,860          $1,301,481
                                                                        ==========          ==========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  103,967          $  122,379
     Accrued compensation and benefits                                      32,667              37,558
     Income taxes payable                                                   26,653              26,071
     Other accrued liabilities                                              39,730              41,499
     Current portion of long-term debt and capital lease
        obligations                                                         12,193              12,602
                                                                        ----------          ----------
          Total current liabilities                                        215,210             240,109
Convertible subordinated notes                                             345,000             345,000
Other long-term debt and capital lease obligations                          53,558              58,871
Other long-term liabilities                                                 13,892              38,726
                                                                        ----------          ----------
          Total liabilities                                                627,660             682,706
                                                                        ----------          ----------
Minority interest in consolidated subsidiary                                57,134              73,122
                                                                        ----------          ----------
Stockholders' equity:
     Convertible preferred stock, $0.0001 par value                             --                  --
     Common Stock, $0.0001 par value                                             5                   5
     Additional paid-in capital                                            358,272             354,546
     Retained earnings                                                      36,789             191,102
                                                                        ----------          ----------
Total stockholders' equity                                                 395,066             545,653
                                                                        ----------          ----------
          Total liabilities, minority interest in consolidated
             subsidiary and stockholders' equity                        $1,079,860          $1,301,481
                                                                        ==========          ==========

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1997.

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       SIX MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                        1998                  1997
                                                                     ---------           ---------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $(153,100)          $  29,342
Adjustments required to reconcile net income (loss) to
  cash provided by operations:
     Depreciation and amortization                                     139,532              75,721
     Minority interest in net income (loss) of consolidated
       subsidiary                                                      (15,988)              3,940
     Other, net                                                        (25,420)             (2,887)
     Changes in assets and liabilities:
          Accounts receivable                                           53,916             (41,303)
          Inventories                                                   30,199              (9,846)
          Prepaid expenses and other current assets                       (512)                851
          Accounts payable, accrued liabilities and income
            taxes payable                                              (24,490)             31,620
                                                                     ---------           ---------
     Net cash provided by operating activities                           4,137              87,438
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (125,990)           (114,839)
Maturities of available-for-sale investments                           258,919             251,260
Purchase of available-for-sale investments                            (143,781)           (216,615)
Other assets and liabilities, net                                       (4,387)             (2,291)
                                                                     ---------           ---------
     Net cash used in investing activities                             (15,239)            (82,485)
                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of other long-term debt and capital lease                       (5,722)             (6,000)
Proceeds from issuance of common stock                                   3,214               6,891
                                                                     ---------           ---------
     Net cash (used in) provided by financing activities                (2,508)                891
                                                                     ---------           ---------
Effect of foreign currency exchange rate changes on cash                    --               6,750
                                                                     ---------           ---------
Net (decrease) increase in cash and cash equivalents                   (13,610)             12,594
Cash and cash equivalents at beginning of period                       118,589              82,291
                                                                     ---------           ---------
Cash and cash equivalents at end of period                           $ 104,979           $  94,885
                                                                     =========           =========
Supplemental disclosures of non-cash activities:
     Issuance of common stock under 401(k) plan                      $     512           $     324
Supplemental disclosures of cash flow information:
     Interest paid during the period                                 $  14,227           $   7,438
     Income taxes paid during the period                             $     376           $  10,436

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  GENERAL

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The second quarters of fiscal 1998 and 1997 ended on March 29, 1998 and March 30, 1997, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1998 and fiscal 1997 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The three month period ended December 31, 1997 included a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1998. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1997 Annual Report on Form 10-K.

NOTE 2.  INVENTORIES

Inventories consisted of the following at (in thousands):

                                MARCH 31,      SEPTEMBER 30,
                                  1998             1997
                                -------          -------
Raw material                    $13,519          $13,097
Work-in-process                  36,255           73,280
Finished goods                   11,514            5,110
                                =======          =======
     Total inventories          $61,288          $91,487
                                =======          =======

NOTE 3.  SPECIAL CHARGE

During the three month period ended December 31, 1997, the Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, accelerating its existing MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

NOTE 4.  EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

For the periods in which the Company had net income, basic earnings per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted earnings per share further included the effect of stock options outstanding during the period. For the periods in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              MARCH 31,                            MARCH 31,
                                                     --------------------------          ---------------------------
                                                       1998               1997             1998               1997
                                                     --------           -------          ---------           -------
                                                                   (in thousands, except per share amounts)
BASIC EARNINGS (LOSS)
 PER SHARE
Net income (loss)                                    $(62,171)          $23,555          $(153,100)          $29,342
                                                     ========           =======          =========           =======

Weighted average common shares
outstanding                                            48,323            47,203             48,305            47,089
                                                     ========           =======          =========           =======

Basic earnings (loss) per share                      $  (1.29)          $  0.50          $   (3.17)          $  0.62
                                                     ========           =======          =========           =======


DILUTED EARNINGS (LOSS)
 PER SHARE
Net income (loss)                                    $(62,171)          $23,555          $(153,100)          $29,342
                                                     ========           =======          =========           =======

Weighted average common shares outstanding             48,323            47,203             48,305            47,089

Common equivalent shares issuable under
dilutive stock options after applying
treasury stock method, net of tax benefit                  --             1,613                 --             1,368
                                                     --------           -------          ---------           -------

Common and common equivalent shares used in
computing diluted earnings (loss) per share            48,323            48,816             48,305            48,457
                                                     ========           =======          =========           =======

Diluted earnings (loss) per share                    $  (1.29)          $  0.48          $   (3.17)          $  0.61
                                                     ========           =======          =========           =======

Incremental common shares attributable to the conversion of convertible subordinated debentures of 8,574,000 for the three and six months ended March 31, 1998 were not included in the diluted loss per share computation because the effect would be antidilutive.

NOTE 5. CREDIT FACILITY

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four-year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments that vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of March 31, 1998, the Company was in compliance with all covenants under the Credit Facility. The Company believes it will be in compliance with all covenants under the Credit Facility for the upcoming three-month period ended June 30, 1998. However, if the Company experiences a significant unexpected decrease in forecasted sales orders, or experiences a significant unexpected increase in forecasted expenses, the Company may need to seek amendments to maintain compliance with the covenants of the Credit Facility; there can be no assurance, however, that the Company will be successful in obtaining such amendments, if required. As of March 31, 1998, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

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

The Ferrari Federal Action and the Nevius Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"). Plaintiffs in the Consolidated Action filed an amended and consolidated complaint. On March 16, 1998, the Company and the individual defendants filed a motion to dismiss the amended and consolidated complaint. Oral argument on that motion is scheduled for June 23, 1998.

There has been no discovery to date in the federal actions and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION
--------------------------------------------------------------------------------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's belief that it will be in compliance with the covenants under the Credit Facility as of June 30, 1998; the Company's expectation that the current unfavorable industry conditions will continue for the remainder of fiscal 1998; the Company's expectation that net sales and gross margin for fiscal 1998 will be significantly below those reported for fiscal 1997; the Company expectation that it will report a substantial net loss for fiscal 1998; the Company's expectation that MR products will account for approximately 90% of net sales for the three month period ended June 30, 1998; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near-term; the Company's plan to limit capital expenditures in fiscal 1998 to approximately $180 million; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: the current unfavorable industry environment could worsen and/or continue longer than expected; the Company may fail to achieve its internal forecasts, resulting in potential noncompliance with its covenants under the Credit Facility, and thereafter may be unable to obtain necessary amendments of the Credit Facility to preserve compliance with such covenants; failure to meet forecasted expenditures; failure by the Company to timely, effectively and continuously execute on MR product development; failure to obtain necessary customer qualifications on new programs, failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; competitors may introduce products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's capital expenditures and working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE AND SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE AND SIX MONTHS ENDED MARCH 31, 1997

The following table sets forth certain financial data for the Company as a percentage of net sales for the three months ended March 31:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                   ------------------------         ------------------------
                                                     1998             1997            1998             1997
                                                   -------          -------         -------          -------
Net sales                                            100.0%           100.0%          100.0%           100.0%
Cost of sales                                        116.3             77.9           125.9             81.6
                                                   -------          -------         -------          -------
Gross margin                                         (16.3)            22.1           (25.9)            18.4
Operating expenses:
     Research and development                         12.8              5.6            10.2              5.7
     Selling, general and administrative               4.9              3.6             4.2              4.0
                                                   -------          -------         -------          -------
          Total operating expenses                    17.7              9.2            14.4              9.7
                                                   -------          -------         -------          -------
Operating income (loss)                              (34.0)            12.9           (40.3)             8.7
Interest expense                                       4.1              1.2             3.3              1.3
Interest income and other, net                         0.7              1.0             0.4              0.9
                                                   -------          -------         -------          -------
Income (loss) before provision for
     income taxes and minority interest              (37.4)            12.7           (43.2)             8.3
Provision (benefit) for income taxes                   0.0              3.0            (5.5)             2.1
                                                   -------          -------         -------          -------
Income (loss) before minority interest               (37.4)             9.7           (37.7)             6.2
Minority interest in net income (loss) of
     consolidated subsidiary                          (4.2)             1.3            (3.6)             0.7
                                                   -------          -------         -------          -------
Net income (loss)                                    (33.2)             8.4           (34.1)             5.5
                                                   =======          =======         =======          =======


NET SALES

Net sales were $187.1 million and $448.4 million for the three and six month periods ended March 31, 1998, respectively, a decrease from net sales of $282.1 million and $533.7 million for the comparable periods in fiscal 1997. Net sales for the current periods were impacted by the rapid shift to MR technology and abrupt phase-out of advanced inductive recording head products, as well as product oversupply in the disk drive industry. These factors reduced customer demand and significantly increased pricing competition in the recording head manufacturing sector. Furthermore, net sales for the current periods were also materially and adversely impacted by the Company's failure to achieve design-in wins on certain customer programs.

During the six month period ended March 31, 1998, the Company continued implementing its strategy to transition the substantial majority of its production to MR recording head technology. Net sales generated from MR products increased to $145.6 million and $265.7 million for the three and six month periods ended March 31, 1998, respectively, from net sales of $75.3 million and $119.5 million for the comparable periods in fiscal 1997. This increase in net sales of MR products was more than offset, however, by the decrease in net sales of inductive products. Net sales generated from inductive products decreased to $41.5 million and $182.7 million for the three and six month periods ended March 31, 1998, respectively, from net sales of $206.1 million and $413.6 million for the comparable periods in fiscal 1997. The Company expects MR products to represent approximately 90% of net sales for the three month period ended June 30, 1998.

Read-Rite shipped 15.0 million and 37.4 million recording heads (including heads shipped in headstack assemblies), and 3.3 million and 7.4 million headstack assemblies ("HSAs"), for the three and six month periods ended March 31, 1998, respectively. In fiscal 1997, the Company shipped 25.9 million and 48.7 million recording heads, and 3.3 million and 6.8 million HSAs, for the three and six month periods ended March 31, 1997. The Company's product mix continued to shift towards HSAs, as net sales of HSAs accounted for 90% and 85% of net sales for the three and six-month periods ended March 31, 1998, respectively, compared to 59% and 61% of net sales for the comparable periods in fiscal 1997.

The Company's three largest customers accounted for 92% and 86% of net sales for the three and six month periods ended March 31, 1998, respectively, compared to 82% and 81% of net sales for the comparable periods in fiscal 1997. The Company's largest volume MR product platform for the current periods ended March 31, 1998 consisted of recording heads for the 2.1 Gigabyte ("GB") per 3.5-inch disk applications, which were shipped to three major customers.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

The Company's gross margins are primarily influenced by the unit average sales price, the level of unit sales in relation to fixed costs, manufacturing yields, product mix (newer products and HGAs typically generate higher gross margins than older products and HSAs) and material costs. The relative impact of these factors fluctuates from time to time. Periodically, the Company's gross margins also reflect charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end of life.

HSAs typically have lower gross margins than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components the Company assembles into a single unit. The cost of the purchased components is a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin on HSA net sales compared to HGA net sales.

The Company's gross margin was (16.3%) and (25.9%) of net sales for the three and six month periods ended March 31, 1998, compared to a gross margin of 22.1% and 18.4% of net sales for the comparable periods in fiscal 1997. The Company's significant decrease in gross margin during the three month period ended March 31, 1998 was primarily attributable to a decrease in total unit sales in relation to fixed costs, a product mix heavily weighted towards HSAs, and lower than expected manufacturing yields. The Company's significant decrease in gross margin during the six month period ended March 31, 1998 was primarily attributable to a special charge of $114.8 million to cost of sales for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies, a decrease in total unit sales in relation to fixed costs, and a product mix heavily weighted towards HSAs.

The Company expects that current unfavorable industry conditions will continue for the remainder of fiscal 1998. Accordingly, the Company expects that its net sales and gross margin for fiscal 1998 will be significantly below those reported for fiscal 1997. Additionally, the Company expects to report a substantial net loss for fiscal 1998.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $23.9 million and $45.6 million for the three and six month periods ended March 31, 1998, respectively, a substantial increase over R&D expenses of $15.7 million and $30.6 million for the comparable periods in fiscal 1997. The increase in R&D expenses in absolute dollars for the current periods was attributable to increased development efforts in MR, Giant MR ("GMR") and emerging technologies to address the disk drive industry's rapidly changing requirements.

From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three and six month periods ended March 31, 1998, approximately $2.4 million and $4.3 million, respectively, of development funding was offset against R&D expenses. Funded R&D for the three and six month periods ended March 31, 1997 was immaterial.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general & administrative ("SG&A") expenses were $9.2 million and $18.7 million for the three and six month periods ended March 31, 1998, respectively, a decrease from SG&A expenses of $10.4 million and $21.1 million for the comparable periods in fiscal 1997. The decrease in SG&A expenses for the current periods was due to continued cost containment efforts.

The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near term compared to SG&A expenses for the three and six-month periods ended March 31, 1998.

INTEREST EXPENSE

Interest expense was $7.7 million and $15.0 million for the three and six month periods ended March 31, 1998, respectively, an increase over interest expense of $3.4 million and $7.1 million for the comparable periods in fiscal 1997. The increase in interest expense for the current periods was primarily due to the significant increase in the average debt outstanding due to the Company's $345 million convertible subordinated debt financing in August 1997.

INTEREST INCOME AND OTHER, NET

Interest income and other, net was $1.3 million and $1.7 million for the three and six month periods ended March 31, 1998, compared to $2.9 million and $5.0 million for the comparable periods in fiscal 1997. The decrease in interest income and other, net in the current periods was primarily due to foreign exchange losses, compared to foreign exchange gains during the comparable periods in fiscal 1997, partially offset by higher interest income on higher average cash, cash equivalent and short-term investment balances.

PROVISION FOR INCOME TAXES

The Company's effective tax benefit rate of 12.75% for the six month period ended March 31, 1998 was based upon the expected annual effective tax rate. The Company's effective tax provision rate was 25% for the six month period ended March 31, 1997. The decrease in the effective tax rate for fiscal 1998 compared to fiscal 1997 was due to a different jurisdictional mix of profits and losses as well as an increase in the valuation allowance related to the tax benefit of certain foreign losses.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $169.3 million, total assets of $1,079.9 million and total long-term debt and capital leases, including the current portion, of $410.8 million. The Company's cash generated by operating activities was $4.1 million during the six months ended March 31, 1998, including non-cash charges of $139.5 million from depreciation and amortization and special charges.

The Company's business is highly capital intensive. During the six months ended March 31, 1998, the Company incurred capital expenditures of $126.0 million. Capital expenditures have primarily been made to expand production capacity in Thailand, Malaysia and the Philippines, to expand wafer production in the United States and Japan, and to support new manufacturing processes and new technologies, such as MR, GMR and emerging technologies. In response to changing industry conditions, the Company reduced its plan for capital equipment purchases during fiscal 1998 from up to $300 million to approximately $180 million. However, to the extent yields for the Company's products are lower than expected, demand for products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of March 31, 1998, total commitments for construction or purchase of capital equipment were approximately $55 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available credit facilities.

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four-year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments that vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of March 31, 1998, the Company was in compliance with all covenants under the Credit Facility. The Company believes it will be in compliance with all covenants under the Credit Facility for the upcoming three-month period ended June 30, 1998. However, if the Company experiences a significant unexpected decrease in forecasted sales orders, or experiences a significant unexpected increase in forecasted expenses, the Company may need to seek amendments to maintain compliance with the covenants of the Credit facility; there can be no assurance, however, that the Company will be successful in obtaining such amendments, if required. As of March 31, 1998, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as delayed product introductions, capacity constraints on certain technologies, low product manufacturing yields, increased material costs or material or equipment unavailability, disruptions in foreign operations, decreased demand for or decreased average selling prices of the Company's products, increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, changes in product mix, and increased operating costs associated with the ramp up of production as capacity is added or under-utilization of capacity if demand is less than anticipated. The Company's sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the first half of fiscal 1998, in the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and, as a consequence of the foregoing, significantly reduced net sales, gross margin and earnings. Further, as indicated above, the Company believes that the current difficult industry conditions will continue for the remainder of fiscal year 1998, and in the near term, net sales and gross margin for fiscal 1998 will be lower than those reported in fiscal 1997. Additionally, the Company expects to report a substantial net loss for fiscal 1998.

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

Japanese competitors such as TDK/SAE, Yamaha and Alps have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular. The Company's primary domestic competitors are International Business Machines Corporation ("IBM"), Applied Magnetics Corporation ("AMC"), and Seagate Technology, Inc. ("Seagate"). IBM, Seagate, Quantum and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, on May 4, 1998, Western Digital Corporation ("WD") announced a letter of intent with IBM under which, among other things, IBM would supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives. Other MR suppliers include Headway Technologies, Sony, Hitachi Metals and Toshiba. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR products in the merchant market in volume quantities at competitive pricing.

In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers such as TDK/SAE, AMC, Tandon, Kabool and Kaifa. The HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the thin film HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

Finally, new technologies, including extensions of existing thin film head technology such as pico, spin valve, or GMR heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than those of the Company's thin film heads now in commercial production. Additionally, other manufacturers may already have or may develop more advanced MR technology or MR production capability than the Company. For example, IBM, TDK, Yamaha, Alps, Toshiba and Sony have begun expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of MIG technologies that do not utilize the Company's products. The Company's competitive position may be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated by strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, in the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning, and late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant and abrupt reduction in demand for this product. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

The Company's three largest customers accounted for approximately 92% of net sales in the three month period ended March 31, 1998, during which the Company produced HGAs in volume for 6 customers, HSAs in volume for 4 customers and tape drive products in volume for 4 customers. Given the small number of high performance disk drive and tape manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the second quarter of fiscal 1998, late in fiscal 1996 and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in the first quarter of fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, has a material adverse effect on the Company's business, financial condition and results of operations. Further, the unexpected November 10, 1997 announcement of Singapore Technologies' decision to liquidate Micropolis resulted in post-closing charges of $14.6 million for the fourth quarter of fiscal 1997 to establish reserves and write-offs for Micropolis-related accounts receivable, inventory and equipment exposures. At the time of the announced Micropolis bankruptcy, the Company expected Micropolis to account for approximately 1.5% of the Company's net sales during the first quarter of fiscal 1998.

Given the Company's dependence upon a limited number of customers, acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example,

Seagate, a competitor of the Company, acquired the tape head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, Hyundai completed its acquisition of Maxtor during fiscal 1996. While the Company has remained a supplier to Maxtor notwithstanding this change in ownership, there can be no assurance that Maxtor will continue purchasing a significant quantity of its head requirements from the Company or that Hyundai will continue to fund Maxtor if necessary. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and is owned 51% by MKE. Though the Company believes the primary reasons for its loss of Quantum's business are external competition and Company execution, it cannot assess accurately the effect the Quantum/MKE joint venture will have in the future on the Company's head operations, and there can be no assurance that the Company will successfully regain market share at Quantum in the near future, if at all.

Finally, on May 4, 1998, WD and IBM announced a letter of intent for a hard disk drive component supply and technology licensing agreement. The Company cannot presently assess accurately the effect this agreement, if finalized, will have on the Company's net sales to WD. There can be no assurance, however, that this pending arrangement between WD and IBM will not have a material adverse effect on the Company's ability to market products successfully to WD. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR TECHNOLOGY

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. In November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per 3.5 inch advanced inductive head products are Read-Rite's last generation inductive products.

Due to the ever increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end-of-life during the third quarter of fiscal 1996, materially and adversely impacting the Company's financial results for several subsequent quarters. In addition, during the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, the Company's products would have to incorporate a technical feature that the Company called "undershoot reduction." Though the Company began development of necessary processes for undershoot reduction in the second quarter of fiscal 1996 and successfully reached volume production during the fourth quarter of fiscal 1996, the significant start-up costs and delays in new product introductions materially and adversely impacted both the Company's net sales and gross margin in the second half of fiscal 1996.

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

The Company shipped 10.6 million MR heads (including heads in HSAs), accounting for 78% of net sales for the three month period ended March 31, 1998. The Company intends to continue investing significant resources in MR product development and manufacturing equipment to support the continued rapid shift of its product mix to MR. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1997 of $272.8 million, compared to $265.8 million in fiscal 1996, and plans to spend approximately $180 million in fiscal 1998. As of March 31, 1998, total commitments for construction or purchase of capital equipment were approximately $55 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during the latter half of fiscal 1993, in fiscal 1996, and the first half of fiscal 1998, when net sales declined quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1993, during the second half of fiscal 1996 and during the first quarter of fiscal 1998, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

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

The Ferrari Federal Action and the Nevius Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"). Plaintiffs in the Consolidated Action filed an amended and consolidated complaint. On March 16, 1998, the Company and the individual defendants filed a motion to dismiss the amended and consolidated complaint. Oral argument on that motion is scheduled for June 23, 1998.

There has been no discovery to date in the federal actions and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on February 24, 1998 at the Company's Fremont, California manufacturing facility. At the meeting, 48,310,293 shares were entitled to vote and 45,005,281 shares were presented in person or represented by proxy.

(1) ELECTION OF THE BOARD OF DIRECTORS. A Board of Directors consisting of five directors to serve for the ensuing year or until their successors are duly elected and qualified. The following nominees for Board of Directors were elected:

      NAME OF NOMINEE                                            VOTES CAST FOR         VOTES WITHHELD
      ------------------------------------------------------     --------------         --------------
      Cyril J. Yansouni                                            44,480,630                524,651
      John G. Linvill                                              44,445,732                559,549
      William J. Almon                                             44,454,272                551,009
      Michael L. Hackworth                                         44,478,799                526,482
      Matthew J. O'Rourke                                          44,467,571                537,710


(1) FIRST AMENDMENT OF THE 1995 STOCK PLAN. The First Amendment of the 1995 Stock Plan provided for an increase in the number of shares reserved for issuance thereunder by 2,250,000 shares. The stockholders approved the First Amendment of the 1995 Stock Plan with 37,808,296 voting in favor, 6,953,167 voting against and 243,818 abstaining.

(2) SECOND AMENDMENT OF THE 1995 STOCK PLAN. The Second Amendment of the 1995 Stock Plan provided for an increase in the number of shares that may be granted to an employee in any one fiscal year from 250,000 shares to 500,000 shares, an increase in the number of shares that may be granted to any employee upon initial employment from 250,000 shares to 500,000 shares, and to provide that an employee may be granted up to an additional 500,000 shares in any fiscal year (other than the first fiscal year of employment) that the employee receives a promotion. The stockholders approved the Second Amendment of the 1995 Stock Plan with 41,868,255 voting in favor, 2,847,573 voting against and 289,453 abstaining.

(3) AMENDMENT OF THE 1991 DIRECTOR OPTION PLAN. The Amendment of the 1991 Director Option Plan provided to increase the number of shares reserved for issuance thereunder by 150,000 shares. The stockholders approved the Amendment of the 1991 Director Option Plan with 42,356,401 voting in favor, 2,368,627 voting against and 280,253 abstaining.

(4) RATIFICATION OF INDEPENDENT AUDITORS. The Ratification of Independent Auditors provides for the appointment of Ernst & Young LLP as independent auditors for the Company for the 1998 fiscal year. The stockholders approved the Ratification of Independent Auditors with 44,676,062 voting in favor, 171,664 voting against and 157,555 abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


      27          Financial Data Schedule (electronic filing only)


(b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the three month period ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 8, 1998                 /s/ John T. Kurtzweil
                                   ----------------------------------------
                                       John T. Kurtzweil
                                       Vice President, Finance and
                                       Chief Financial Officer

                                INDEX OF EXHIBITS


  Exhibit No.     Description                                           Page No.
  -----------     ---------------------------------------------------   --------
     27.1         Financial Data Schedule (electronic filing only)         26
     27.2         Financial Data Schedule (electronic filing only)         27