Form 10-Q
period 1998-06-30
READ RITE CORP /DE/
filed 1998-08-12
CIK 819480

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

                  For the quarterly period ended June 30, 1998

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

Yes  [X] No [  ]




On July 31, 1998, 48,722,042 shares of the registrant's common stock were issued and outstanding.

================================================================================

                                      INDEX


PART I.        FINANCIAL  INFORMATION                                        PAGE NO.
-------------  ---------------------------------------------------------     --------
Item 1.        Financial Statements

               Consolidated Condensed Statements of Operations -                2
                    Three Months and Nine Months Ended June 30, 1998
                    and 1997

               Consolidated Condensed Balance Sheets -                          3
                    June 30, 1998 and September 30, 1997

               Consolidated Condensed Statements of Cash Flows -                4
                    Nine Months Ended June 30, 1998 and 1997

               Notes to Consolidated Condensed Financial Statements             5

Item 2.        Management's Discussion and Analysis of Financial                9
                    Condition and Results of Operations


PART II.       OTHER INFORMATION
-------------  ---------------------------------------------------------

Item 1.        Legal Proceedings                                                20

Item 6.        Exhibits and Reports on Form 8-K                                 21

               Signature                                                        21

               Exhibit 27.1 - Financial Data Schedule                           22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                ------------------------     ------------------------
                                                  1998            1997          1998           1997
                                                ---------      ---------     ---------      ---------
                                                       (Unaudited)                 (Unaudited)
Net sales                                       $ 184,247      $ 310,236     $ 632,690      $ 843,892
Cost of sales                                     198,996        238,146       763,620        673,608
                                                ---------      ---------     ---------      ---------
     GROSS MARGIN                                 (14,749)        72,090      (130,930)       170,284

Research and development                           23,353         15,994        68,990         46,623
Selling, general and administrative                 8,556         10,412        27,286         31,535
Restructuring costs                                93,728             --        93,728             --
                                                ---------      ---------     ---------      ---------
     Total operating expenses                     125,637         26,406       190,004         78,158
                                                ---------      ---------     ---------      ---------
     OPERATING (LOSS) INCOME                     (140,386)        45,684      (320,934)        92,126

Interest expense                                    7,301          3,569        22,266         10,631
Interest income and other, net                      2,795          1,768         4,501          6,766
                                                ---------      ---------     ---------      ---------
     (Loss) income before provision for
       income taxes and minority interest        (144,892)        43,883      (338,699)        88,261
Provision (benefit) for income taxes                   74         10,094       (24,645)        21,190
                                                ---------      ---------     ---------      ---------
     (Loss) income before minority interest      (144,966)        33,789      (314,054)        67,071
Minority interest in net (loss) income of
  consolidated subsidiary                          (7,816)         2,616       (23,804)         6,556
                                                ---------      ---------     ---------      ---------
     NET (LOSS) INCOME                          $(137,150)     $  31,173     $(290,250)     $  60,515
                                                =========      =========     =========      =========

(Loss) earnings per share:
     BASIC                                      $   (2.82)     $    0.65     $   (5.99)     $    1.28
     DILUTED                                    $   (2.82)     $    0.64     $   (5.99)     $    1.24

Shares used in per share computations:
     Basic                                         48,702         47,636        48,437         47,272
     Diluted                                       48,702         48,963        48,437         48,626


   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                       JUNE 30,      SEPTEMBER 30,
                                                                        1998            1997 (a)
                                                                    -----------      -----------
                                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                           $    68,675      $   118,589
Short-term investments                                                   80,995          179,508
Accounts receivable, net                                                 84,157          173,335
Inventories                                                              59,869           91,487
Prepaid expenses and other current assets                                23,290           20,375
                                                                    -----------      -----------
     Total current assets                                               316,986          583,294
Property, plant and equipment                                         1,231,113        1,091,442
Less: accumulated depreciation                                          645,936          418,629
                                                                    -----------      -----------
     Property, plant and equipment, net                                 585,177          672,813
Intangible and other assets                                              26,852           45,374
                                                                    -----------      -----------
     TOTAL ASSETS                                                   $   929,015      $ 1,301,481
                                                                    ===========      ===========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $    85,041      $   122,379
Accrued compensation and benefits                                        30,261           37,558
Income taxes payable                                                     21,386           26,071
Other accrued liabilities                                                59,201           41,499
Current portion of long-term debt and capital lease obligations          13,439           12,602
                                                                    -----------      -----------
     Total current liabilities                                          209,328          240,109
Convertible subordinated notes                                          345,000          345,000
Other long-term debt and capital lease obligations                       51,191           58,871
Other long-term liabilities                                              10,956           38,726
                                                                    -----------      -----------
     Total liabilities                                                  616,475          682,706

Minority interest in consolidated subsidiary                             49,318           73,122

Convertible preferred stock, $0.0001 par value                               --               --
Common Stock, $0.0001 par value                                               5                5
Additional paid-in capital                                              362,914          354,546
(Accumulated deficit) retained earnings                                 (99,697)         191,102
                                                                    -----------      -----------
     Total stockholders' equity                                         263,222          545,653
                                                                    -----------      -----------
     TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
       SUBSIDIARY AND STOCKHOLDERS' EQUITY                          $   929,015      $ 1,301,481
                                                                    ===========      ===========

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1997.

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        NINE MONTHS ENDED JUNE 30,
                                                                        ------------------------
                                                                           1998          1997
                                                                        ---------      ---------
                                                                              (Unaudited)
OPERATING ACTIVITIES
Net (loss) income                                                       $(290,250)     $  60,515
Adjustments required to reconcile net (loss) income to cash
  provided by operations:
Depreciation and amortization                                             187,361        122,501
Restructuring cost                                                         93,728             --
Minority interest in net (loss) income of consolidated subsidiary         (23,804)         6,556
Other, net                                                                (22,031)         8,820
Changes in assets and liabilities:
     Accounts receivable                                                   89,178        (48,760)
     Inventories                                                           31,618        (23,054)
     Prepaid expenses and other current assets                              2,385            336
     Accounts payable, accrued liabilities and income taxes payable       (56,441)        38,408
                                                                        ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                             11,744        165,322

INVESTING ACTIVITIES
Capital expenditures                                                     (156,216)      (192,572)
Maturities of available-for-sale investments                              418,426        398,131
Purchase of available-for-sale investments                               (319,913)      (369,051)
Other assets and liabilities, net                                          (2,901)        (6,053)
                                                                        ---------      ---------
     NET CASH USED IN INVESTING ACTIVITIES                                (60,604)      (169,545)

FINANCING ACTIVITIES
Payment of other long-term debt and capital lease                          (6,843)        (8,881)
Proceeds from issuance of common stock                                      5,789         11,370
                                                                        ---------      ---------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (1,054)         2,489

Effect of foreign currency exchange rate changes on cash                       --            553
                                                                        ---------      ---------

Net decrease in cash and cash equivalents                                 (49,914)        (1,181)
Cash and cash equivalents at beginning of period                          118,589         82,291
                                                                        ---------      ---------
Cash and cash equivalents at end of period                              $  68,675      $  81,110
                                                                        =========      =========

Supplemental disclosures of non-cash activities:
     Issuance of common stock under 401(k) plan                         $   2,579      $   2,181
Supplemental disclosures of cash flow information:
     Interest paid during the period                                    $  15,649      $  11,007
     Income taxes paid during the period                                $     200      $  12,666


   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  GENERAL

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The third quarters of fiscal 1998 and 1997 ended on June 28, 1998 and June 29, 1997, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1998 and fiscal 1997 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The three month period ended December 31, 1997 included a special charge to cost of sales of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The three month period ended June 30, 1998 included restructuring costs of $93.7 million associated with the Company's decision to significantly reduce and ultimately cease its manufacturing operations in Malaysia and charges taken for excess equipment at the Company's other manufacturing locations. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1998. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1997 Annual Report on Form 10-K.

NOTE 2.  INVENTORIES

Inventories consisted of the following at (in thousands):


                                                      JUNE 30,         SEPTEMBER 30,
                                                        1998               1997
                                                      -------            -------
Raw material                                          $ 5,494            $13,097
Work-in-process                                        29,618             73,280
Finished goods                                         24,757              5,110
                                                      -------            -------
     Total inventories                                $59,869            $91,487
                                                      =======            =======

NOTE 3.  CALCULATION OF (LOSS) EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS
128). This Statement requires the presentation of basic and diluted (loss) earnings per share. Basic (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted
(loss) earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and incremental common shares attributable to the conversion of the Company's convertible subordinated debentures.

For the periods in which the Company had a net loss, the basic and diluted net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The Company has restated all prior period per share data presented as required by SFAS 128.

The following table presents the calculation of basic and diluted (loss) earnings per share as required under SFAS 128 (in thousands, except per share amounts):


                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                             -----------------------     -----------------------
                                                1998          1997          1998           1997
                                             ----------      -------     ----------      -------
Net (loss) income                            $ (137,150)     $31,173     $ (290,250)     $60,515
                                             ==========      =======     ==========      =======

Weighted average shares - Basic                  48,702       47,636         48,437       47,272
Effect of dilutive securities:
     Employee stock options                          --        1,327             --        1,354
     Convertible subordinated debentures             --           --             --           --
                                             ----------      -------     ----------      -------
Weighted average shares - Dilutive               48,702       48,963         48,437       48,626
                                             ==========      =======     ==========      =======

Basic (loss) earnings per share              $    (2.82)     $  0.65     $    (5.99)     $  1.28
                                             ==========      =======     ==========      =======
Diluted (loss) earnings per share            $    (2.82)     $  0.64     $    (5.99)     $  1.24
                                             ==========      =======     ==========      =======


Incremental common shares attributable to the conversion of the Company's convertible subordinated debentures of 8.6 million for the three and nine months ended June 30, 1998 were not included in the diluted loss per share computation because the effect would be antidilutive.

NOTE 4.  CUSTOMER CONCENTRATION

The Company's three largest customers accounted for 93% and 88% of net sales during the three month and nine month periods ended June 30, 1998, respectively. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and will continue to have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5.  SPECIAL CHARGE

During the three month period ended December 31, 1997, the Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, accelerating its existing MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred a special charge to cost of sales of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

NOTE 6.  RESTRUCTURING COSTS

During the three month period ended June 30, 1998, the Company incurred restructuring costs of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to significantly reduce and ultimately cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

The restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write-off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. No employees had been terminated as of June 30, 1998 and no cash payments were made related to the restructuring plan during the three months ended June 30, 1998. However, the Company expects to make cash payments of approximately $16.5 million primarily for employee severance and benefits and other expenses associated with the restructuring plan. The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1998. In connection with the restructuring, the Company reduced its workforce by approximately 4,500 manufacturing employees effective during July 1998.

The following table summarizes the Company's restructuring activity for the period ended June 30, 1998 (in thousands):


                                  FACILITIES               SEVERANCE
                                     AND                      AND        OTHER
                                   EQUIPMENT   GOODWILL    BENEFITS     EXPENSES      TOTAL
                                    -------     ------     --------     --------     --------
Restructuring provision             $69,955     $7,250     $  9,960     $  6,563     $ 93,728
Provision utilized (non-cash)       (69,955)    (7,250)          --           --      (77,205)
                                    -------     ------     --------     --------     --------
Restructuring provision balance
at June 30, 1998                    $--         $--        $  9,960     $  6,563     $ 16,523
                                    =======     ======     ========     ========     ========

NOTE 7. CREDIT FACILITY

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four-year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments that vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of June 30, 1998, the Company was not in compliance with one of the covenants under the Credit Facility. On August 11, 1998, the Company obtained the necessary amendments from the financial institutions to maintain compliance with the Credit Facility. Under these amendments, the revolving line of credit will be reduced from $150 million to $100 million and the Credit Facility will be converted to a secured facility. The Company believes it will be in compliance with all covenants under the Credit Facility for the upcoming three month period ended September 30, 1998. However, if the Company experiences a material unexpected decrease in sales orders or a material unexpected increase in expenses, as it did during the three month period ended June 30, 1998, the Company may again need to seek amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such amendments, if required. As of June 30, 1998, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

NOTE 8.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud) and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

The Ferrari Federal Action and the Nevius Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"). Plaintiffs in the Consolidated Action filed an amended and consolidated complaint. On March 16, 1998, the Company and the individual defendants filed a motion to dismiss the amended and consolidated complaint. On August 4, 1998, the Federal court heard the motion to dismiss.

There has been no discovery to date in the Consolidated Action and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's belief that it will be in compliance with the covenants under the Credit Facility as of September 30, 1998; the Company's expectation that the trend towards fewer recording heads in HSAs will continue in the near term; the Company's expectation that the current unfavorable industry conditions will continue for the remainder of fiscal 1998; the Company's expectation that net sales and gross margin for fiscal 1998 will be significantly below those reported for fiscal 1997; the Company's expectation that it will report a substantial net loss for fiscal 1998; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near term; the Company's plan to limit capital expenditures in fiscal 1998 to approximately $180 million; the Company's belief that its operational excellence program is accelerating productivity, cycle time and asset utilization improvements; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: the current unfavorable industry environment could worsen and/or continue longer than expected; the Company may fail to achieve its internal forecasts, resulting in potential noncompliance with its covenants under the Credit Facility, and thereafter may be unable to obtain necessary amendments of the Credit Facility to preserve compliance with such covenants; reduced demand, failure to achieve design-in wins and/or efforts to introduce new technologies into volume production may negatively impact the Company's operational excellence program; failure to meet forecasted expenditures; failure by the Company to timely, effectively and continuously execute on MR product development; failure to obtain necessary customer qualifications on new programs, failure to timely and cost effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; competitors may introduce products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's capital expenditures and working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET SALES

Net sales were $184.2 million and $632.7 million for the three and nine month periods ended June 30, 1998, respectively, a significant decrease from net sales of $310.2 million and $843.9 million for the comparable periods in fiscal 1997. Net sales for the current three and nine month periods were adversely impacted by product over supply in the disk drive industry, intense competitive pressures in the MR merchant market, the disk drive industry's trend towards fewer suppliers of recording heads on each program, and an industry-wide trend towards a reduction in the number of heads per disk drive. These factors reduced customer demand, significantly increased pricing competition, and contributed to the Company's failure to achieve design-in wins on certain customer programs. Additional factors that adversely effected the current nine month period include the rapid shift to MR technology and the abrupt phase-out of advanced inductive recording head products during the first half of fiscal 1998.

During fiscal 1998, the Company implemented its strategy to transition the substantial majority of its production to MR recording head technology. Net sales generated from MR products increased to $163.9 million and $429.7 million for the three and nine month periods ended June 30, 1998, respectively, from net sales of $65.9 million and $192.5 million for the comparable periods in fiscal 1997. The Company's largest volume MR product platform for the three month period ended June 30, 1998 consisted of recording heads for 2.1 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of MR products was more than offset, however, by the decrease in net sales of inductive products. Net sales generated from inductive products decreased to $20.3 million and $203.0 million for the three and nine month periods ended June 30, 1998, respectively, from net sales of $244.3 million and $650.0 million for the comparable periods in fiscal 1997.

Read-Rite shipped 15.2 million and 52.6 million recording heads (including recording heads shipped in headstack assemblies), and 3.6 million and 11.0 million headstack assemblies ("HSAs"), for the three and nine month periods ended June 30, 1998, respectively. In fiscal 1997, the Company shipped 28.2 million and 76.9 million recording heads, and 4.3 million and 11.2 million HSAs, for the three and nine month periods ended June 30, 1997. The Company's product mix continued to shift towards HSAs, as net sales of HSAs accounted for 90% and 86% of net sales for the three and nine month periods ended June 30, 1998, respectively, compared to 69% and 64% of net sales for the comparable periods in fiscal 1997. During the current three month period, the average number of recording heads in HSAs sold by the Company decreased 9% compared to the prior three month period ended March 31, 1998, primarily due to the impact of the sub-$1,000 personal computer market. The Company expects the trend towards fewer recording heads in HSAs to continue in the near-term.

The Company's three largest customers accounted for 93% and 88% of net sales for the three and nine month periods ended June 30, 1998, respectively, compared to 82% and 81% of net sales for the comparable periods in fiscal 1997. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

The Company's gross margin is primarily influenced by average unit sales prices, the level of unit sales in relation to fixed costs, manufacturing yields, product mix (newer products and HGAs typically generate a higher gross margin than older products and HSAs) and material costs. The relative impact of these factors fluctuates from time to time. Periodically, the Company's gross margins also reflect charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end of life. For example, the Company incurred a special charge to cost of sales of $114.8 million during the three month period ended December 31, 1997, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

HSAs typically have a lower gross margin than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components the Company assembles into a single unit. The cost of the purchased components is a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margin on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin on HSA net sales compared to HGA net sales.

The Company's gross margin was (8.0%) and (20.7%) of net sales for the three and nine month periods ended June 30, 1998, respectively, compared to a gross margin of 23.2% and 20.2% of net sales, respectively, for the comparable periods in fiscal 1997. The significant decrease in gross margin during the three month period ended June 30, 1998 compared to the comparable period in fiscal 1997 was primarily attributable to a decrease in total unit sales in relation to fixed costs, significant price competition, and a product mix heavily weighted towards HSAs. The Company's significant decrease in gross margin during the nine month period ended June 30, 1998 compared to the comparable period in fiscal 1997 was primarily attributable to a special charge of $114.8 million to cost of sales for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies, a decrease in total unit sales in relation to fixed costs, significant price competition, and a product mix heavily weighted towards HSAs.

To address current adverse business conditions, the Company continues to implement its strategy to align worldwide operations with such conditions and to improve the productivity of its manufacturing facilities. The Company has significantly reduced and will ultimately cease its manufacturing operations in Malaysia and has substantially reduced worldwide manufacturing headcount through layoffs and attrition during the fiscal year. The Company's operational excellence program is currently accelerating improvements in productivity, cycle times and asset utilization in its wafer fabrication facilities and HGA and HSA manufacturing operations. Despite these improvements, however, the Company expects the current unfavorable industry conditions will continue at least for the remainder of fiscal 1998. Accordingly, the Company expects that its net sales and gross margin for fiscal 1998 will be significantly below those reported for fiscal 1997, and that the Company will report a substantial net loss for fiscal 1998. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

OPERATING EXPENSES

Research and development ("R&D") expenses were $23.4 million and $69.0 million for the three and nine month periods ended June 30, 1998, respectively, a substantial increase over R&D expenses of $16.0 million and $46.6 million for the comparable periods in fiscal 1997. The increase in R&D expenses in absolute dollars for the current periods was attributable to increased development efforts in MR, Giant MR ("GMR") and emerging technologies to address the disk drive industry's rapidly advancing technology requirements. From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three and nine month periods ended June 30, 1998, approximately $2.3 million and $6.9 million, respectively, of development funding was offset against R&D expenses. Funded R&D for the comparable periods in fiscal 1997 was $1.8 million and $2.3 million, respectively.

Selling, general & administrative ("SG&A") expenses were $8.6 million and $27.3 million for the three and nine month periods ended June 30, 1998, respectively, a decrease from SG&A expenses of $10.4 million and $31.5 million for the comparable periods in fiscal 1997. The decrease in SG&A expenses for the current periods was due to continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near term compared to SG&A expenses for the current periods ended June 30, 1998.

RESTRUCTURING COSTS

During the three month period ended June 30, 1998, the Company incurred restructuring costs of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to significantly reduce and ultimately cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

The restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write-off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. No employees had been terminated as of June 30, 1998 and no cash payments were made related to the restructuring plan during the three months ended June 30, 1998. However, the Company expects to make cash payments of approximately $16.5 million primarily for employee severance and benefits and other expenses associated with the restructuring plan. The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1998. In connection with the restructuring, the Company reduced its workforce by approximately 4,500 manufacturing employees effective July 1998.

NON-OPERATING EXPENSES

Interest expense was $7.3 million and $22.3 million for the three and nine month periods ended June 30, 1998, respectively, an increase over interest expense of $3.6 million and $10.6 million for the comparable periods in fiscal 1997. The increase in interest expense for the current periods was primarily due to the significant increase in the average debt outstanding due to the Company's issuance of $345 million in convertible subordinated debentures in August 1997.

Interest income and other, net was $2.8 million and $4.5 million for the three and nine month periods ended June 30, 1998, respectively, compared to $1.8 million and $6.8 million, respectively, for the comparable periods in fiscal 1997. The increase in interest income and other, net in the current three month period was primarily due to foreign exchange gains, compared to foreign exchange losses during the comparable period in fiscal 1997, and by higher interest income on higher average cash, cash equivalent and short-term investment balances. The decrease in interest income and other, net in the current nine month period was primarily due to foreign exchange losses, compared to foreign exchange gains during the comparable period in fiscal 1997, partially offset by higher interest income on higher average cash, cash equivalent and short-term investment balances.

The Company's effective tax benefit rate of 7.3% for the nine month period ended June 30, 1998 was based upon the expected annual effective tax rate. The Company's effective tax provision rate was 24% for the nine month period ended June 30, 1997. The decrease in the effective tax rate for fiscal 1998 compared to fiscal 1997 was due to a different jurisdictional mix of profits and losses as well as an increase in the valuation allowance related to the tax benefit of certain foreign losses.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $149.7 million, total assets of $929.0 million and total long-term debt and capital leases, including the current portion, of $409.6 million. The Company's cash generated by operating activities was $11.7 million during the nine months ended June 30, 1998, including non-cash charges of $187.4 million from depreciation, amortization and special charges and $93.7 million from restructuring costs.

The Company's business is highly capital intensive. During the nine months ended June 30, 1998, the Company incurred capital expenditures of $156.2 million. Capital expenditures have primarily been made to support production capacity in Thailand and the Philippines, wafer production in the United States and Japan, and new manufacturing processes and new technologies, such as MR and GMR. In response to changing industry conditions, the Company reduced its plan for capital equipment purchases during fiscal 1998 from up to $300 million to approximately $180 million. However, to the extent yields for the Company's products are lower than expected, demand for products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of June 30, 1998, total commitments for construction or purchase of capital equipment were approximately $52 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available credit facilities.

In October 1997, the Company entered into a $200 million credit facility ("Credit Facility") with a syndicate of financial institutions. The four-year facility consists of a $50 million term loan and a $150 million revolving line of credit, both unsecured. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The term loan provides for interest payments that vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of June 30, 1998, the Company was not in compliance with one of the covenants under the Credit Facility. On August 11, 1998, the Company obtained the necessary amendments from the financial institutions to maintain compliance with the Credit Facility. Under these amendments, the revolving line of credit will be reduced from $150 million to $100 million and the Credit Facility will be converted to a secured facility. The Company believes it will be in compliance with all covenants under the Credit Facility for the upcoming three month period ended September 30, 1998. However, if the Company experiences a material unexpected decrease in sales orders or a material unexpected increase in expenses, as it did during the three month period ended June 30, 1998, the Company may again need to seek amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such amendments, if required. As of June 30, 1998, the $50 million term loan was outstanding in full, and no amounts were outstanding under the $150 million revolving line of credit.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices of the Company's products; low product manufacturing yields; changes in product mix and increased operating costs associated with the ramp up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; and disruptions in foreign operations.

The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, during the nine months ended June 30, 1998, in the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence, experienced a significant reduction in net sales and gross margin and incurred significant losses. Further, the Company believes that the current difficult industry conditions will continue at least for the remainder of fiscal year 1998, and in the near term, net sales and gross margin for fiscal 1998 will be substantially lower than those reported in fiscal 1997. Additionally, the Company expects to report a substantial net loss for fiscal 1998.

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

Japanese competitors such as TDK, Yamaha and Alps have been aggressively competing for business in the United States and in Japan, targeting the MR marketplace in particular. The Company's primary domestic competitors are IBM, Applied Magnetics ("AMC") and Headway Technologies. IBM, Seagate, Quantum, Fujitsu and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, the Company's largest customer, Western Digital Corporation ("WD") recently announced an agreement with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives, and presently purchase a material percentage of its MR head requirements from IBM. The Company's competitive position could be materially and adversely affected if one or more of its competitors is successful in marketing advanced MR and/or GMR products in the merchant market in volume quantities at competitive pricing.

 In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers such as TDK/SAE, AMC, Tandon, Kabool and Kaifa. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the thin film HGA business. There can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

Finally, new technologies such as pico sliders or GMR heads, which the Company is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than the Company's MR heads now in commercial production. Additionally, other manufacturers may already have or may develop more advanced MR technology or MR production capability than the Company. For example, IBM, TDK, Yamaha and Alps have begun expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of MIG technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated by strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, in the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning, late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant and abrupt reduction in demand for this product, and in fiscal 1998 generally due to industry conditions. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations. Further, during the three month period ended June 30, 1998, the Company incurred restructuring costs of $93.7 million, principally reflecting the Company's strategy to align worldwide operations with current industry conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the decision to significantly reduce and ultimately cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at its other manufacturing locations.


The Company's three largest customers, WD, Samsung and Maxtor, accounted for 93% of net sales during the three month period ended June 30, 1998, during which the Company produced HGAs in volume for 5 customers, HSAs in volume for 4 customers and tape drive products in volume for 4 customers. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the second and third quarters of fiscal 1998, late in fiscal 1996 and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in the first quarter of fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

Given the Company's dependence upon a limited number of customers, acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the

Company, acquired the tape head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, Hyundai completed its acquisition of Maxtor during fiscal 1996. While the Company has remained a supplier to Maxtor notwithstanding this change in ownership, there can be no assurance that Maxtor will continue purchasing a significant quantity of its head requirements from the Company. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and is owned 51% by MKE. Though the Company believes the primary reason for its loss of Quantum's business is external competition, it believes the Quantum/MKE joint venture will make it more difficult for the Company to regain market share at Quantum in the near future.

Finally, WD and IBM recently announced a hard disk drive component supply and technology licensing agreement. The Company cannot presently assess accurately the effect this agreement will have on the Company's net sales to WD, but anticipates that this agreement will contribute significantly to IBM's ability to sustain or increase its market share at WD, which would make it more difficult for the Company to sustain its own market share with this key customer. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR TECHNOLOGY

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per 3.5 inch advanced inductive head products were Read-Rite's last generation inductive products.

Due to the ever increasing performance requirements for recording heads, all of the customer programs using the Company's MIG products reached end of life during the third quarter of fiscal 1996, materially and adversely impacting the Company's financial results for several subsequent quarters. In addition, during the second quarter of fiscal 1996, the Company learned that to participate in certain customer programs, the Company's products would have to incorporate a technical feature that the Company called "undershoot reduction." Though the Company began development of necessary processes for undershoot reduction in the second quarter of fiscal 1996 and successfully reached volume production during the fourth quarter of fiscal 1996, the significant start-up costs and delays in new product introductions materially and adversely impacted both the Company's net sales and gross margin in the second half of fiscal 1996.

During fiscal 1997, the Company's primary net sales were derived from thin film inductive and MR products, which required substantial investments in product development and manufacturing equipment and facilities to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

The Company shipped 12.9 million MR heads (including heads in HSAs), accounting for 89% of net sales for the three month period ended June 30, 1998. The Company intends to continue investing significant resources in MR and GMR product development and manufacturing equipment. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1997 of $272.8 million, compared to $265.8 million in fiscal 1996, and plans to spend approximately $180 million in fiscal 1998. As of June 30, 1998, total commitments for construction or purchase of capital equipment were approximately $52 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during the latter half of fiscal 1993, in fiscal 1996, and during the first three quarters of fiscal 1998, when net sales declined quarter to quarter.

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

In addition, several Asian countries, including Japan, Malaysia, Thailand and the Philippines, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company believes the worldwide decrease in demand for disk drives during fiscal 1998 is, in part, impacted by the economic downturn in these markets, and thus has negatively impacted the Company's net sales during the past two quarters. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures and substantially all of the Company's foreign sales are denominated in U.S. dollars.

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

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1993, during the second half of fiscal 1996 and during the first three quarter of fiscal 1998, as a result of which the Company incurred significant charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock is expected to continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud) and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. On May 20, 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action, and overruling the demurrers of Read-Rite and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

The Ferrari Federal Action and the Nevius Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"). Plaintiffs in the Consolidated Action filed an amended and consolidated complaint. On March 16, 1998, the Company and the individual defendants filed a motion to dismiss the amended and consolidated complaint.
On August 4, 1998, the Federal court heard the motion to dismiss..

There has been no discovery to date in the Consolidated Actions and no trial is presently scheduled in any of these actions. The Company believes it has meritorious defenses in all of these actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could, however, have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1       Financial Data Schedule (electronic filing only)


(b)  Reports on Form 8-K

                On May 8, 1998, the Company filed a Form 8-K solely for the purpose of disclosing the effect of adoption of FAS 128, " Earnings per Share", on its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the related statement of earnings per share thereon, so that such information may be incorporated by reference into future filings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1998                  /s/ John T. Kurtzweil
                                            --------------------------------
                                            John T. Kurtzweil
                                            Vice President, Finance and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit #        Description
---------        -----------


27.1             Financial Data Schedule