Form 10-K405
period 1998-09-30
READ RITE CORP /DE/
filed 1998-12-23
CIK 819480

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998*

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ National Market on November 30, 1998) was $655,424,020. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 1998 was 49,030,236.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held February 25, 1999 are incorporated by reference into
Part III of this Form 10-K.
                            ------------------------

* For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on September 30th. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30th.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

     Certain statements in this Annual Report on Form 10-K for Read-Rite Corporation ("Read-Rite" or the "Company") include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards increased demand for higher performance disk drive products is expected to continue for the foreseeable future; the Company's expectation that the trend toward fewer average HGAs per HSA will continue; the Company's expectation that GMR products will be sold in volume in fiscal 1999; the Company's expectation that HSA sales will continue to represent greater than 85% of total net sales in fiscal 1999; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 1999; the Company's plan that it will be a participant in the market for recording heads for the sub $1,000 PC; the Company's expectation that MR head manufacturing yields will increase during fiscal 1999; the Company's plan to continue increasing its research and development expenditures; the Company's expectation that selling, general and administrative expenses will not increase significantly in the near-term; the Company's plan to spend between approximately $125 million and $150 million on capital expenditures during fiscal 1999; the Company's belief that its liquid assets, credit facilities and cash generated from operations will be sufficient to fund its operations during fiscal 1999; the Company's plan to have its critical internal systems be Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part I,
Item 3 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

     Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure to meet forecasted expenditures; failure by the Company to timely, effectively and continuously execute on MR and GMR product development; failure to establish efficient and effective HSA operations in Thailand; failure to effectively transfer HSA operations from Malaysia to Thailand and the Philippines; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effective than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Read-Rite Corporation ("Read-Rite" or the "Company") is one of the world's largest independent suppliers of magnetic recording heads for rigid disk drives. The Company operates in a single industry segment by designing, manufacturing and marketing magnetic recording heads as head gimbal assemblies ("HGAs") and incorporating multiple HGAs into headstack assemblies ("HSAs"). Read-Rite's products are sold primarily for use in 3.5" form factor rigid disk drives. The Company also supplies magnetoresistive ("MR") heads for quarter-inch cartridge ("QIC") tape drives.

     During fiscal 1998, the Company supplied HGAs in volume for 24 different disk drive products to 6 customers, and supplied HSAs in volume for 50 different disk drive products to 4 customers. In comparison, during fiscal 1997, the Company supplied HGAs in volume for 37 different disk drive products to 6 customers, and supplied HSAs in volume for 52 different disk drive products to 3 customers. During fiscal 1998, the Company sold approximately 68.2 million HGAs (including HGAs incorporated into HSAs), and approximately 14.6 million HSAs. HGAs and HSAs accounted for approximately 97% of the Company's net sales during fiscal 1998.

     Read-Rite also produces thin film MR tape heads for use in QIC tape drives in the 1.6 gigabyte ("GB") to 4GB range per cartridge. During fiscal 1998, the Company supplied QIC tape heads in volume for 8 different tape drive products to 6 customers. Tape heads accounted for approximately 2% of the Company's net sales during fiscal 1998.

     The Company's net sales to its largest customers during fiscal 1998 and fiscal 1997 were as follows (as a percentage of net sales):

                         CUSTOMERS                            1998    1997
                         ---------                            ----    ----
Western Digital.............................................   49%     51%
Maxtor......................................................   25%     13%
Samsung.....................................................   15%      5%
Quantum.....................................................    3%     18%
All Others..................................................    8%     13%
                                                              ---     ---
                                                              100%    100%
                                                              ---     ---

     The Company's principal wafer manufacturing facility is located in Fremont, California. The Company has its primary slider fabrication and HGA assembly facilities in Bangkok, Thailand, and its primary HSA assembly facilities in Manila, the Philippines and Bangkok, Thailand. The Company manufactures wafers for tape heads at its Milpitas facility, and performs device fabrication, assembly and test operations in the Philippines. Read-Rite SMI Corporation ("Read-Rite SMI"), the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo"), operates a wafer manufacturing facility near Osaka, Japan, and sells its wafers to the Company and to its Thailand subsidiary, Read-Rite SMI (Thailand) Co., Ltd. ("RRST").

     Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985.

     For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks."

COMPANY STRATEGY

     Personal computer end-user demand and non-personal computer applications such as network servers (intranet and internet), workstations, mainframes, video on demand, voicemail and multimedia services are driving the computer industry's demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 1996, the capacity for a single disk, 3.5" drive increased from approximately

270 megabytes ("MB") to greater than 1GB. From the beginning of fiscal 1997 to the end of fiscal 1998, the capacity for a single disk, 3.5" drive increased from 1GB to 4GB for desktop computers, which makes up the majority of the recording head market. The rapid introduction of new, higher performance products shortens product life cycles and places significant pricing pressure on prior generation hard disk drives and drive components, including recording heads. In addition, during fiscal 1998, the sub $1,000 PC market emerged. The capacity for 3.5" drives in sub $1,000 PC's is typically less than that for desktop computers due to the lower number of heads per drive typically found in sub $1,000 PC's. The Company expects these trends to continue for the foreseeable future.

     To be competitive in this demanding environment, the Company must collaborate closely with its customers as well as its media, channel electronics and equipment suppliers to ensure critical development projects proceed in a timely and coordinated manner. The Company must continually design new product platforms to accommodate a broad range of customer requirements while efficiently utilizing engineering efforts and minimizing manufacturing costs. In addition, it is critical that the Company achieve continuous and timely design-in qualifications to become the primary supplier for customer programs. Although disk drive manufacturers commonly qualify more than one supplier, early design-in wins are important in order to become the primary supplier. Given shorter and shorter product life cycles, it is critical to work towards becoming a primary supplier on customer programs.

     In fiscal 1998, the Company focused substantial time and resources on improving the flow of product throughout the Company's manufacturing process. From the Company's wafer fabrication facility in Fremont, California to its HGA and HSA manufacturing facilities in Bangkok, Thailand and Manila, the Philippines, the Company worked towards reducing manufacturing cycle time -- the time required for the Company's product to be manufactured. The Company's manufacturing cycle time was significantly reduced during fiscal 1998. This reduction allowed the Company to be more responsive to the requirements of its customers. In addition, by decreasing manufacturing cycle time, less investment in inventory is required allowing the Company to focus resources in other areas. The Company expects to further reduce manufacturing cycle time in fiscal 1999; however, there can be no assurance this will be achieved. Failure to further reduce manufacturing throughput time may have a material adverse effect on the Company's business, operating results and financial condition.

     Throughout fiscal 1998, the Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships. The Company has implemented, and is continuing to implement, a series of programs to enhance customer satisfaction. The Company has business units to provide dedicated customer support teams that are responsive to the specific needs of each customer. The teams provide focused improvements in new product introductions, including design support, prototype production, and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's strategic technology plan to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design-in wins and improves the Company's ability to timely reach volume production.

     In response to the disk drive market's demand for higher performance products, the Company has and continues to aggressively pursue a range of new and emerging technologies to increase the areal density capability of its products. Areal density is a measure of storage capacity per square inch on the recording surface of a disk. For ease of reference, this measure is commonly converted to gigabytes ("GB") per 3.5" disk. During fiscal 1998, the Company continued to execute its primary strategic objective of becoming the significant merchant market supplier of MR HGAs and HSAs. Responding to the industry's rapid shift to MR technology which occurred during the first quarter of fiscal 1998, the Company accelerated its existing MR transition strategy and significantly reduced its production of advanced inductive products. MR heads consist of thin film inductive write structures and MR read structures that take advantage of magnetic properties in certain metals to achieve significantly higher storage capacities. The Company began the year with production of MR heads at 2.1GB per 3.5" disk, and subsequently introduced MR heads at 2.5GB through 4.3GB per 3.5" disk, which represented the majority of the Company's MR production at fiscal year end. During fiscal 1998, the Company sold approximately 45.9 million MR HGAs (including HGAs incorporated in HSAs) to 5 customers, increasing net sales of MR products to $590.0 million, compared to net sales of MR products of $279.8 million during fiscal 1997. The Company expects that MR products, which accounted for approximately 73% of the Company's net sales during fiscal 1998, will account for a substantially higher percentage of net sales during fiscal 1999. The Company has also sampled its Giant MR ("GMR") head products at over 6GB per 3.5" disk. The Company expects to be shipping its GMR products in volume during the second half of fiscal 1999.

     The Company's goal is to continue to strive to be the clear technology leader through significant investments in research and development, intensified efforts on GMR platforms, and continued efforts to attract, develop and retain high quality technical and management talent. Further, the Company will strive for operational excellence in wafer fabrication, slider fabrication, manufacturing yields, manufacturing processes and costs, and supplier relationships. This focus is important to the Company's ability to achieve steep production ramps to high volumes while maintaining flexibility and low costs. There can be no assurance that the Company will be successful in attaining these goals.

PRODUCTS

     An HGA consists of a magnetic recording head attached to a flexure, or suspension arm, and a wire/tubing assembly. A number of HGAs can be combined with an actuator for positioning the HGAs, a coil assembly and a flexible circuit board assembly to form an HSA. The remaining principal components of rigid disk drives are disks, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly, which rotates the disks at high speed within a sealed enclosure. The heads, attached to and positioned by the movable actuator, "fly" above both sides of each disk, or, in some cases, operate in intermittent contact ("pseudo-contact") with the disk. The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of at least one disk. The heads record or retrieve data from tracks pre-formatted in the magnetic layer of each disk. Rigid disk drives are used in computer systems to record, store and retrieve digital information. Most computer applications require access to a greater volume of data than can economically be stored in the random access memory of the computer's central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including rigid disk drives, both fixed and removable, flexible disk drives, magnetic tape drives, optical disk drives and semiconductor memory. Rigid disk drives currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives and at substantially lower cost per GB than high-speed semiconductor memory.

     The principal elements of QIC tape drives are magnetic read/write heads and electronics for read/write, motion control, and system interface functions. Data cartridges contain tape motion and guidance mechanisms. QIC tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly use dedicated backup storage peripherals that combine high capacity, high performance, reliability and low cost.

  Head Gimbal Assemblies

     Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs only and assemble, or have assembled, their own HSAs. The Company supplied HGAs in volume for 24 different disk drive products to 6 customers during fiscal 1998. Direct sales of HGAs accounted for approximately 11% of the Company's net sales for the year. During fiscal 1998, the Company manufactured in volume two types of heads for rigid disk drives: MR thin film and inductive thin film.

     MR thin film heads consist of a magnetoresistive read element and an inductive write element. The MR read element incorporates certain materials whose electrical resistances change in a magnetic field. In the read mode, as the MR head flies over a previously written region on the disk, the magnetic field generated by the directionally magnetized region causes a change in electrical resistance. This change can be sensed or read by the drive's electronic circuitry. MR heads have the ability to read data at lower media velocities and narrower track widths than inductive heads. The ability to read at lower media velocities improves performance as disk drives become smaller, because the surface velocity of a disk turning at the same number of revolutions per minute is reduced as the diameter of the disk decreases. Narrower track widths enable higher density magnetic recording, i.e., greater capacity per square inch. As of November 1998, the Company was producing in volume 4.3GB per disk MR thin film heads per 3.5" disk.

     Thin film MR heads are produced with manufacturing processes adapted from semiconductor manufacturing operations. Thin films of highly permeable magnetic material are deposited on a non-magnetic substrate to form the magnetic core, and electrical coils are electroplated in a pattern which has been imprinted through photolithographic techniques. This process facilitates miniaturization, reduces electrical inductance and enhances manufacturing precision.

  Headstack Assemblies

     The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. In fiscal 1998, the Company assembled substantially all of its HSAs (other than prototypes) at its facilities in Malaysia and the Philippines. In the third quarter of fiscal 1998, the Company decided to cease manufacturing operations in Malaysia. During the fourth quarter of fiscal 1998 and continuing into early fiscal 1999, certain HSA manufacturing equipment and manufacturing production in Malaysia have been transferred to the Company's facilities in Thailand and the Philippines.

     The Company supplied inductive thin film and MR thin film HSAs in volume for 50 different disk drive products to 4 customers during fiscal 1998. HSAs accounted for approximately 86% of the Company's net sales during fiscal 1998, compared to 67% of the Company's net sales during fiscal 1997.

  Tape Heads

     Since fiscal 1994, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings, and is the leading independent producer of MR tape heads for use in QIC tape drives in the 1.6GB to 4GB range per cartridge. During fiscal 1998, the Company supplied QIC tape heads in volume for 8 different tape drive products to 6 customers. Tape heads accounted for approximately 2% of the Company's net sales for the year.

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

  Wafer Fabrication

     The Company presently fabricates wafers at its Fremont and Milpitas, California facilities and at Read-Rite SMI's facility near Osaka, Japan. The Company's Fremont facility produces 6" square wafers (versus 4" square wafers currently produced in its Milpitas facility and at Read-Rite SMI), increasing the unyielded per wafer slider count from approximately 6,500 per 4" wafer to over 16,600 nanosliders per 6" wafer, and during fiscal 1998 produced approximately 66% of the Company's total slider output. During fiscal 1998, the Company transitioned its wafer fabrication facility almost entirely to MR technology in order to meet the specifications and demand for increased production of MR products, as inductive products reached end-of-life. The Company's Fremont facility serves as the primary wafer supply for MR and remaining inductive products, with the Milpitas facility serving as the primary wafer supply for tapehead products.

     At the end of fiscal 1998 and continuing into fiscal 1999, the Company's Fremont facility has begun transitioning from fabricating wafers using MR technology to GMR technology. While GMR technology has many similarities to MR technology, there are critical differences. These differences require additional investments be made in capital equipment due to the tighter manufacturing tolerances which result from using GMR technology.

  Slider Fabrication/Wafer Slicing

     The Company machines or slices wafers (other than for prototypes) primarily at its Thailand facilities. The machining process is accomplished in five phases. First, diamond saws cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper throat height using an automated, multi-stage lapping process. Third, the Company employs photolithography, ion milling, focused ion beam equipment and other processes to form the final pole geometries of the device. Fourth, the Company uses a variety of processes to define and shape the air bearing surfaces of the individual sliders in each row. Finally, the rows are cut into individual sliders.

  HGA Assembly and Testing

     The Company presently performs volume HGA assembly and testing at its Thailand facilities. In HGA assembly, wire elements or flexible circuitry are attached to bond pads on the slider and the slider is then bonded to the stainless steel flexure/suspension. The Company then tests the head's read/write capability (for example: signal strength, pulse shape, over-write and error rate) and the circuit integrity of the magnetic elements. The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs in the lot do not meet specifications.

  HSA Assembly and Testing

     As previously noted, the Company assembled substantially all of its HSAs (other than prototypes) in fiscal 1998 at its facilities in Malaysia and the Philippines. In the third quarter of fiscal 1998, the Company decided to cease manufacturing operations in Malaysia. During the fourth quarter of fiscal 1998 and continuing into early fiscal 1999, certain HSA manufacturing operations from Malaysia have been transferred to the Company's facilities in Thailand and the Philippines. HSAs can consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit, and may include other miscellaneous parts, such as bearings, a voice coil, and a connector, depending on the design of the customer's disk drive.

     The Company is making a significant investment to set up HSA operations in Thailand and continues to make significant investments in its HSA operations in the Philippines. The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. There can be no assurance that the Company will be successful in setting up HSA operations in Thailand or that its current HSA operations in the Philippines will continue to be successful. The failure to successfully set up HSA operations in Thailand or the failure of the current HSA operations in the Philippines would have a material adverse effect on the Company's business, operating results and financial condition.

     The cost of purchased components incorporated into the Company's HSAs represents a substantial percentage of the total cost of manufacturing such products. Accordingly, the Company's ability to maintain adequate margins in the face of constant price erosion is principally a function of its ability to obtain price reductions from its component vendors, to continuously improve manufacturing yields and to improve productivity. Additionally, the Company has experienced lower manufacturing yields and higher costs during the production of MR HSAs in comparison to inductive HSAs primarily due to the process learning curve associated with the introduction of the newer technology. As the Company continues to advance along the process learning curve as it relates to MR and GMR HGA and HSA production, manufacturing yields are expected to increase during fiscal 1999. However, there can be no assurance that the Company will be able to achieve component cost levels, manufacturing yields and productivity levels necessary to achieve adequate MR and GMR HGA and HSA margins.

  Tape Heads

     After the Company's tape head wafers are fabricated in its Milpitas facility, they are high-speed probed for their electronic and magnetic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in the Far East. Individual units are then shaped to produce the contoured surface over which the tape media passes.

     After the tape wafers are sliced and shaped into individual MR devices, they are assembled into a body and carriage mount, a flexible cable is attached and the final unit is dynamically tested prior to shipping. The Company performs all of its tape head assembly operations at its facilities in the Philippines.

CUSTOMERS, MARKETING AND SALES

     The Company's largest customers during fiscal 1998 were Western Digital, Maxtor, and Samsung, representing 49%, 25%, and 15%, respectively, of the Company's net sales for the period. Given the small number of high performance disk drive and QIC tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have been increasingly moving towards limiting their number of suppliers of recording heads per program, as well as focusing their own efforts on fewer and larger new programs. Thus, the Company expects it will be increasingly important to successfully achieve design-in wins for all programs for its primary customers. As a result, the loss of any customer, a significant decrease in orders from one or more large customers, or the failure to achieve a design-in win or wins on particular customer programs would have a material adverse effect on the Company's business, financial condition and results of operations.

     In the first quarter of fiscal 1998, Singapore Technologies, Pte. Ltd. ("Singapore Technologies") liquidated Micropolis Ltd. ("Micropolis"), a wholly owned Singapore Technologies subsidiary. Immediately prior to this unexpected announcement, the Company anticipated Micropolis would account for approximately 1.5% of the Company's net sales during the first quarter of fiscal 1998. In addition, in fiscal 1998, Read-Rite SMI lost significant market share of its principal customer, Quantum/Matsushita Kotobuki Electronics ("MKE"). Accordingly, Quantum/MKE did not represent a significant percentage of the Company's net sales during fiscal 1998, which materially and adversely affected the business, financial condition and results of operations of Read-Rite SMI and thus the Company. For a discussion of additional risk factors associated with the Company's customer base, see "Certain Additional Business Risks."

     During fiscal 1998, the Company sold prototype and some production level shipments from its headquarters located in Milpitas, California. All other sales to customers, exclusive of Read-Rite SMI sales, were conducted by the Company's wholly owned subsidiary, Read-Rite International, through its Singapore branch. Read-Rite SMI sells to Japanese customers from its facility near Osaka, Japan. The Company's total foreign net sales accounted for 98%, 98% and 95% of net sales during fiscal 1998, 1997 and 1996, respectively. See Note 14 in "Notes to Consolidated Financial Statements."

     Disk drive and tape drive manufacturers offer a variety of products with differing design, performance and cost characteristics. Magnetic recording head vendors, such as the Company, work with manufacturers to determine the performance characteristics required for the heads to be used in new designs and develop customized HGAs and HSAs for each program. Head vendors seek to have their heads "designed in" to a particular program and to be qualified as a primary supplier for new programs. The development and commencement of production of head products for new programs involves major expenditures for product design, production engineering and capital equipment. Production processes must also be adjusted to accommodate the unique specifications of each new design. As manufacturers introduce new programs, the Company must seek to qualify its heads in these new programs, requiring continual significant expenditures of time and resources. Additionally, these new programs typically require the development of new head technologies or enhancements to existing platforms to address ever-higher performance criteria. These conditions place a significant burden on the Company to properly assess the developments in the industry and to market and sell products successfully to changing or emerging market leaders.

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

COMPETITION

     The disk drive industry is intensely competitive, both at the drive level and the component level, and is characterized by short product life cycles and substantial price declines over the useful life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of high quality new technologies, customer support, product price, and the ability to reach volume production rapidly. Failure to execute with respect to any of these factors would likely have a material adverse effect on the Company's net sales and gross margin.

     Japanese competitors such as Alps, TDK, and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the MR and GMR marketplace. The Company's primary domestic competitors are IBM, Applied Magnetics ("AMC") and Headway Technologies. IBM, Seagate, Quantum, Fujitsu and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. In fiscal 1998, Western Digital Corporation ("WD"), which presently purchases a material percentage of its MR head requirements from IBM, and IBM entered into an agreement under which IBM will supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives. The Company's competitive position could be materially and adversely affected if one or more of its competitors is successful in marketing advanced MR and/or GMR products in the merchant market in volume quantities at competitive pricing.

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

     Finally, new technologies such as pico form factor sliders and GMR heads may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than the Company's MR heads now in volume production. Additionally, other manufacturers may already have or may develop more advanced MR technology or production capability than the Company. For example, it is believed that Alps, IBM, TDK, and Yamaha have begun expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of Metal In Gap ("MIG") technologies that do not utilize the Company's products. The Company's competitive position will be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

     The Company's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

     To address these issues, the Company has focused and will continue to focus on technology advancements, customer satisfaction and cost efficiency. During fiscal 1998, the Company continued development of improved process technologies, including advanced photolithography processes, focused ion beam processes, advanced sputtering techniques and equipment, slider fabrication processes and implementation of such technologies as advanced surface preparation and coating technologies and new tester technology. The Company is in its third generation of sub-ambient (or negative) pressure air bearing contour designs and is continuing development of additional thin film technological advances necessary for higher performance rigid disk drives, including additional air bearing designs and the pico slider form factor (approximately 30% of the size of the original minislider, and approximately 60% of the size of the current generation nanoslider).

     In addition to the Company's current focus on increasing the performance of its MR heads and completing development of spin valve GMR heads, the Company is also pursuing longer-term development to extend the areal density capabilities. The Company anticipates shipping in volume in fiscal 1999 products utilizing spin valve head technology. These GMR heads utilize the pico slider form factor. The manufacture of spin valve GMR HGAs and HSAs presents additional technical challenges and requires additional investment in capital equipment. There can be no assurance the Company will be successful in designing and manufacturing these products. Failure to successfully design and manufacture products utilizing spin valve technology may have a material adverse effect on the Company's business, financial condition and results of operations.

     During fiscal 1998, 1997 and 1996, the Company's research and development expenses were $92.3 million, $65.0 million and $52.2 million respectively (fiscal 1996 included a $9.0 million charge for the acquisition of planar technology).

     The Company's tape head unit has launched development programs for certain customers of multichannel MR tape heads in an effort to penetrate the digital linear tape ("DLT") drive market. As announced by the Company, specific development agreements have been signed with Quantum for their super DLT product and Benchmark for their DLT product.

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

STRATEGIC ALLIANCE WITH SUMITOMO

     In June 1991, the Company established a strategic alliance with Sumitomo, a leading Japanese industrial company, including an investment by Sumitomo in the Company and the establishment by the two companies of a joint venture, Read-Rite SMI, in Japan. Substantially all of Read-Rite SMI's sales during fiscal 1998 and fiscal 1997 were to the Company and to MKE, a subcontractor to and partner of Quantum.

     In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI as part of a series of agreements pursuant to which Read-Rite SMI licensed from the Company the Company's MR technology, sublicensed from the Company the technology licensed from KME in the fourth quarter of fiscal 1993, and agreed to share with the Company certain ongoing MR technology research and development costs. In September 1996, the Company and Read-Rite SMI amended their principal license agreement to include additional technologies, including spin valve and GMR, and to eliminate royalty provisions which were replaced by an ongoing cost sharing arrangement allowing the parties to share equitably in their collective research and development expenditures. Further investments in Read-Rite SMI beyond current amounts are expected to be borne equally by the Company and Sumitomo.

     The Company has retained a majority voting interest in Read-Rite SMI; however, prior to the first quarter of fiscal 1998, all material corporate actions required a supermajority vote of Read-Rite SMI's Board of Directors, and thus the consent of both the Company and Sumitomo. During the first quarter of fiscal 1998, the Company and Sumitomo revised their various agreements and RRSMI's charter documents to provide for a simple majority vote of the Board of Directors of Read-Rite SMI on all matters except for certain non-ordinary course of business matters requiring a supermajority. In the case of a shareholder vote due to the lack of the required vote by the Board of Directors, a simple majority shareholder vote is required.

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

     Although the Company believes Read-Rite SMI provides important advantages to the Company, there can be no assurance that there will continue to be strong market demand in Japan for thin film heads manufactured by independent suppliers, that Read-Rite SMI will be successful in supplying heads to Quantum/MKE, or that Read-Rite SMI will be successful in further penetrating the Japanese market. For example, though Read-Rite SMI was a supplier for Quantum/MKE on certain previous MR programs, Read-Rite SMI is not currently a supplier on Quantum/MKE's disk programs. Though Read-Rite SMI will continue to seek qualification on Quantum/MKE's disk programs, there can be no assurance that Read-Rite SMI will be successful in regaining market share at Quantum/MKE. The failure of Read-Rite SMI to participate in current and future Quantum/MKE programs or to obtain additional customers has had and may continue to have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Read-Rite regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has approximately 102 U.S. and additional foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies' respective patents.

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

     The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. To the extent the Company receives additional claims of infringement from others in the future, where necessary or desirable, the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

EMPLOYEES

     As of September 30, 1998, the Company had 18,257 employees, including 1,879 in the United States, 10,562 in Thailand, 5,200 in the Philippines, 155 in Malaysia, 438 at Read-Rite SMI, and 23 at the Company's sales and customer support offices in Singapore. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are currently represented by a labor union.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, to the treatment of water used in manufacturing, and to air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not to date suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations which use hazardous materials. The Company's failure to comply with present or future regulations, or to obtain all necessary permits required under such regulations, could subject it to significant liability and financial penalties (possibly resulting in suspension of production), restrict the Company's ability to expand or operate at its locations in California or its locations in Thailand, Japan and the Philippines, restrict the Company's ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Fluctuations in Operating Results

     The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices of the Company's products; low product manufacturing yields; changes in product mix and increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; and disruptions in domestic or foreign operations.

     The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in fiscal 1998, in the second half of fiscal 1996, and in calendar 1993, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence, experienced a significant reduction in net sales and gross margin and incurred significant losses.

  Dependence on a Limited Number of Customers; Risk of Reduced Orders

     The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated by strong demand in the first half of fiscal 1993 and the significant industry contraction in the latter half of fiscal 1993, in the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning, late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant and abrupt reduction in demand for this product, and in fiscal 1998 generally due to industry conditions. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations. Further, during the third quarter of fiscal 1998, the Company incurred restructuring costs of $93.7 million, principally reflecting the Company's strategy to align worldwide operations with current industry conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the decision to cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at its other manufacturing locations.

     The Company's largest customers are Western Digital, Maxtor, and Samsung, representing 49%, 25% and 15%, respectively, of the Company's net sales during fiscal 1998. The Company produced HGAs in volume for 6 customers, HSAs in volume for 4 customers and tape drive products in volume for 6 customers during fiscal 1998. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in fiscal 1998, late in fiscal 1996 and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

     Given the Company's dependence upon a limited number of customers, acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate acquired the tape head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Seagate has significant internal disk and tape head manufacturing capacity and does not presently account for a material percentage of the Company's net sales. Further, Hyundai completed its acquisition of Maxtor during fiscal 1996. In fiscal 1998, Hyundai sold part of their holdings in Maxtor to the public. While the Company has remained a supplier to Maxtor notwithstanding these changes in ownership, there can be no assurance that Maxtor will continue purchasing a significant quantity of its head requirements from the Company. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. The new venture took over Quantum's existing recording head operations and is owned 51% by MKE. In October 1998, Quantum and MKE announced that the joint venture would be dissolved. The Company believes the dissolution of the joint venture will enable the Company to regain market share at

Quantum; however, there can be no assurance that the Company will be successful in regaining such market share.

     Finally, WD and IBM recently announced a hard disk drive component supply and technology licensing agreement. The Company does not yet know the precise impact this agreement will have on the Company's net sales to WD, but anticipates that this agreement will contribute significantly to IBM's ability to sustain or increase its market share at WD, which would make it more difficult for the Company to sustain its own market share with this key customer. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

  Rapid Technological Change; Transition to MR and GMR Technology

     Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per 3.5 inch advanced inductive head products are Read-Rite's last generation inductive products sold for the desktop market. The Company expects continued small sales of advanced inductive products to the removable storage market.

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

     The Company shipped 45.9 million MR heads (including heads in HSAs) for 44 disk drive programs to 5 customers during fiscal 1998, accounting for approximately 73% of net sales during the period. The Company intends to continue investing significant resources in MR and GMR product development and manufacturing equipment. The Company anticipates primarily all of its sales for fiscal 2000 will be derived from sales of MR and GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR and GMR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

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

     The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 1998 of $186.2 million, compared to $272.8 million during fiscal 1997, and plans to spend between approximately $125 million and $150 million during fiscal 1999. As of September 30, 1998, total commitments for construction or purchase of capital equipment were approximately $38 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during the latter half of fiscal 1993, in fiscal 1996, and in fiscal 1998, when net sales declined quarter to quarter.

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

     In addition, several Asian countries, including Japan, Malaysia, Thailand and the Philippines, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. The Company believes the worldwide decrease in demand for disk drives during fiscal 1998 is, in part, impacted by the economic downturn in these markets, and thus has negatively impacted the Company's net sales during the last three quarters of fiscal 1998. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions, and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars.

  Complex Manufacturing Processes

     The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the

Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity of manufacturing MR and GMR products, and by the compression of product life cycles which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher manufacturing yields and declining costs.

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

     The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the third quarter of fiscal 1993, during the second half of fiscal 1996 and during the first two quarters of fiscal 1998, as a result of which the Company incurred significant charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

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

EXECUTIVE OFFICERS

     The Company's executive officers are:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
                                             Chairman of the Board of Directors and Chief Executive
Cyril J. Yansouni....................  56    Officer
Alan S. Lowe.........................  36    President and Chief Operating Officer
Michael A. Klyszeiko.................  59    Executive Vice President, Operations
Peter G. Bischoff....................  58    Executive Vice-President and Co-President, Read-Rite SMI
James Murphy.........................  39    Senior Vice President, Customer Business Units
Mark Re..............................  38    Senior Vice President, Research and Development
John T. Kurtzweil....................  42    Vice President, Finance and Chief Financial Officer
Sherry F. McVicar....................  46    Vice President, Human Resources

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

     Mr. Lowe has served as President and Chief Operating Officer since May 1997. He joined Read-Rite in 1989 in a sales position and also served as Vice President, Sales from November 1991 to August 1994, as Vice President of Customer Programs from August 1994 to November 1995, and as Senior Vice President, Customer Programs from November 1995 to October 1996. Mr. Lowe was Senior Vice President, Customer Business Units, from October 1996 to March 1997. Prior to joining the Company, he was sales manager for Microcom Corporation, a data communications hardware and software company, in 1989, and held various sales positions at IBM from 1985 to 1989. Mr. Lowe holds B.A. degrees in Computer Science and Business Economics from the University of California, Santa Barbara.

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

     Mr. Bischoff, a co-founder of the Company, has served as Executive Vice President since March 1996. He has also served as Executive Vice President, Research and Development, from February 1994 to March

1996, and Senior Vice President, Research and Development, from February 1983 to February 1994. Since July 1991, he has also served as Executive Vice President of Read-Rite SMI, and since July 1998, served as Co-President of Read-Rite SMI. He served an apprenticeship in electrochemistry in Pforzheim, Germany and received his B.A. degree in management from Saint Mary's College.

     Mr. Murphy has been Senior Vice President, Customer Business Units since August 1997. Mr. Murphy joined the Company in April 1991 as a Strategic Accounts Manager. He was promoted to Director of Sales in Asia in 1993 and to Vice President of Sales worldwide in 1995. Following the Company's reorganization into customer business units in 1996, he was named Vice President and General Manager for the Company's largest customer. Prior to joining the Company, he held a variety of sales and marketing positions at IBM from 1982 through 1991. Mr. Murphy holds a B.S. degree in Finance from the University of Santa Clara.

     Dr. Re has served as Senior Vice President of Research and Development, responsible for all research and development operations, since April 1998. Prior to joining the Company, he served at IBM, where he held various senior managerial positions, most recently Director of recording head development engineering. At IBM, he managed magnetoresistive (MR) and giant magnetoresistive
(GMR) recording head development. Dr. Re has over 35 articles published in scientific and engineering publications, and has more than 10 patents to his credit involving magnetic recording technologies. He holds a Ph.D. and a M.S. degree in Electrical and Computer Engineering from Carnegie Mellon University in Pittsburgh, Pennsylvania, and a bachelor's degree in Electrical Engineering from Northwestern University in Evanston, Illinois.

     Mr. Kurtzweil joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil joined the Company from Maxtor Corporation where he held a number of finance positions including Finance Director, Director of Far East Finance based in Singapore, and Corporate Controller of a wholly owned subsidiary. He was with Maxtor Corporation from July 1988 to August 1995. He also held finance positions with Honeywell Incorporated from May 1978 to July 1988. Mr. Kurtzweil received his B.A. degree in Accounting from Arizona State University and a M.B.A. from the University of St. Thomas in St. Paul, Minnesota. He is a Certified Public Accountant and also a Certified Management Accountant.

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

     The Company also leases two facilities in Fremont, California of approximately 189,000 and 57,000 square feet, respectively, which primarily house wafer fabrication, research and development and various administrative functions. The initial leases for these facilities expire in February 2003 and April 2002, respectively, with three 5-year renewal options and one 5-year renewal option, respectively. The Company also leases a 40,000 square foot facility in San Jose, California, which houses the Company's research and development functions. This lease expires in July 2001.

     The Company owns a seven-acre site near Bangkok, Thailand with two facilities totaling 353,000 square feet used for slider fabrication and HGA manufacturing. These properties and certain additional collateral owned by the Company's wholly owned subsidiary, RRT, secure loans obtained by RRT from the Industrial Finance Corporation of Thailand in fiscal 1993. In addition, the Company leases a 20,000 square foot warehouse in Thailand; the lease for this facility expires in October 1999. During fiscal 1996, RRST acquired an approximately 97,000 square foot manufacturing facility adjacent to RRT's existing facilities.

     The Company has a long-term land lease on a 13-acre site near Penang, Malaysia, and owns a 136,000 square foot HSA manufacturing facility on that site. As a result of the Company's decision to cease manufacturing operations in Malaysia, the Company has decided to either lease or sell the facility once manufacturing operations in Malaysia have ceased completely.

     The Company owns a 6.5-acre site near Manila with an 189,000 square foot manufacturing facility. During fiscal 1998, the Company constructed an additional 162,000 square foot facility on this 6.5-acre site. Furthermore, the Company has purchased an approximately 5.3-acre parcel of land for manufacturing purposes adjacent to the 6.5-acre site. The Company also has two leased facilities of approximately 108,000 and 24,000 square feet, near Manila; these leases expire in 1999. The larger facility was shut down during the fourth quarter of fiscal 1996. The Company has an option to purchase this facility at the lease expiration in 1999. The smaller facility houses the Company's tape head manufacturing operations.

     Read-Rite SMI leases from Sumitomo an approximately 92,000 square foot wafer fabrication and research and development office facility near Osaka, Japan. This lease expires in November 2001.

     The Company leases an office in Singapore totaling approximately 4,200 square feet for sales and customer support. The lease expires in February 2000.

ITEM 3. LEGAL PROCEEDINGS

     In December 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. In May 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action also seek damages of an unspecified amount.

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, in the Read-Rite Corp. Securities Litigation (the "Consolidated Action").

     In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

     Plaintiffs in the McDaid Federal Action moved in June 1997 to dismiss their complaint. This motion was granted by the court. In June 1997, defendants successfully moved to consolidate the Nevius Federal Action with the Consolidated Action.

     In August 1998, the court in the Consolidated Action granted defendants motion to dismiss with leave to file an amended complaint. The amended complaint is due to be filed in mid-January 1999, with a hearing on defendants' renewed motion to dismiss planned for early June 1999.

     There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to all three of these actions (the Ferrari State Action and the Ferrari and Nevius Federal actions), and intends to defend each of them vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "RDRT" since the Company's initial public offering on October 18, 1991. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                              HIGH          LOW
                                                              ----          ---
Fiscal year ending September 30, 1998
     First Quarter..........................................  $26 13/16     $15 3/8
     Second Quarter.........................................   17 9/16       12 3/8
     Third Quarter..........................................   15 1/4         6 13/16
     Fourth Quarter.........................................    9 17/32       5 1/2
Fiscal year ending September 30, 1997
     First Quarter..........................................   26 3/8        15 3/8
     Second Quarter.........................................   33 1/8        24 7/8
     Third Quarter..........................................   32 5/8        19 7/8
     Fourth Quarter.........................................   29            19 7/8
Fiscal year ending September 30, 1996
     First Quarter..........................................   39 1/8        21 3/4
     Second Quarter.........................................   25 1/8        16 3/4
     Third Quarter..........................................   26 1/8        12 15/16
     Fourth Quarter.........................................   15 3/4         9 7/8

     At November 30, 1998, there were approximately 2,500 record holders of the Company's Common Stock.

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

                                             1998(1)      1997(2)      1996(3)        1995       1994(4)
                                            ---------    ----------    --------    ----------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................................  $ 808,622    $1,162,050    $991,118    $1,003,040    $638,589
Gross margin..............................   (132,780)      238,806     103,654       264,040      93,193
Operating income (loss)...................   (352,910)      119,713       7,789       177,846      31,836
Net income (loss).........................   (319,747)       76,179     (42,986)      123,565      19,694
Basic net income (loss) per share.........      (6.59)         1.61       (0.92)         2.69        0.44
Diluted net income (loss) per share.......      (6.59)         1.56       (0.92)         2.60        0.43
Total assets..............................  $ 879,800    $1,301,481    $908,672    $  939,457    $630,592
Long-term obligations.....................    388,248       403,871     172,037       137,406      52,414

---------------
(1) Fiscal 1998 includes a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to magnetoresistive ("MR") technology and the Company's decision to accelerate its existing MR transition strategy. In addition, fiscal 1998 includes a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations.

(2) The fourth quarter of fiscal 1997 results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company.

(3) Fiscal 1996 includes severance, relocation and other charges of approximately $11.2 million, research and development charges for the acquisition of planar technology of approximately $9.0 million, and approximately $24.1 million for the write-down of capital assets, approximately $7.0 million associated with end-of-life inventory and approximately $0.7 million in other charges, for a total of $52.0 million for the year.

(4) Fiscal 1994 includes merger costs of $2.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the Company as a percentage of net sales for the three fiscal years ended September 30, 1998:

                                                      1998     1997     1996
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Cost of sales.......................................  116.4     79.4     89.5
                                                      -----    -----    -----
Gross margin........................................  (16.4)    20.6     10.5
Operating expenses:
  Research and development..........................   11.4      5.6      5.3
  Selling, general and administrative...............    4.2      4.7      4.4
  Restructuring costs...............................   11.6       --       --
                                                      -----    -----    -----
          Total operating expenses..................   27.2     10.3      9.7
                                                      -----    -----    -----
Operating income....................................  (43.6)    10.3      0.8
Interest expense....................................    3.7      1.4      1.3
Interest income and other, net......................    0.9      0.8      0.9
                                                      -----    -----    -----
Income (loss) before provision (benefit) for income
  taxes and minority interest.......................  (46.4)     9.7      0.4
Provision (benefit) for income taxes................   (3.0)     2.5      3.5
                                                      -----    -----    -----
Income (loss) before minority interest..............  (43.4)     7.2     (3.1)
Minority interest in net income (loss) of
  consolidated subsidiary...........................   (3.8)     0.6      1.2
                                                      -----    -----    -----
Net income (loss)...................................  (39.6)     6.6     (4.3)
                                                      =====    =====    =====

NET SALES

     The following tables set forth certain sales information for the Company's largest customers and HGA/HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 1998:

                                                          1998    1997    1996
                                                          ----    ----    ----
Customers
  Western Digital.......................................   49%     51%     43%
  Maxtor................................................   25%     13%     12%
  Samsung...............................................   15%      5%     --
  Quantum...............................................    3%     18%     29%
  All Others............................................    8%     13%     16%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ---     ---     ---
HGA/HSA Product Mix
  HGA...................................................   11%     31%     41%
  HSA...................................................   86%     67%     57%
  Tape and Other........................................    3%      2%      2%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ---     ---     ---

  Fiscal 1998 Compared to Fiscal 1997

     Net sales were $808.6 million during fiscal 1998, a 30.4% decrease from net sales of $1,162.1 million during fiscal 1997. The decrease in the Company's net sales for fiscal 1998 as compared to fiscal 1997 was due to a general industry slowdown in demand coupled with a large oversupply of disk drive inventory; the abrupt phase-out of advanced inductive recording heads and the accelerated transition to MR technology; the disk drive industry's trend towards fewer suppliers of recording heads on each program which contributed to the

Company's inability to achieve design wins on certain customer programs; and an industry-wide trend towards a reduction in the numbers of heads per disk drive.

     Net sales of MR products increased significantly in fiscal 1998 as the Company accelerated its strategy to fully transition to MR recording head technology production. Net sales of MR products were $590.0 million, or 73% of total net sales, in fiscal 1998, as compared to $279.8 million, or 24% of net sales, in fiscal 1997. Net sales of MR products were 94% of total net sales for the fourth quarter of fiscal 1998. The increase in MR product net sales was more than offset by the decrease in sales of advance inductive products. Advance inductive products were $218.6 million, or 27% of total net sales, in fiscal 1998, as compared to $880.9 million, or 76% of total net sales, in fiscal 1997. Sales of inductive products represented only 6% of total net sales in the fourth quarter of fiscal 1998.

     The Company's net sales decrease was attributable to overall decreases in both unit sales and average selling prices ("ASPs") during fiscal 1998. Decreased unit sales of advance inductive products and MR HGAs was offset somewhat by increased unit sales of MR HSAs. ASPs for advance inductive HSA products and MR HGA products decreased substantially during fiscal 1998. During fiscal 1997, ASPs for MR HSA products were typically greater than that of advance inductive HSA products. Thus, while ASPs for MR HSA products decreased significantly during fiscal 1998, the impact on overall HSA ASPs for fiscal 1998 as compared to fiscal 1997 was not significant.

     The Company's product mix has continued to shift towards HSAs, as net sales of HSAs and HGAs accounted for approximately 86% and 11%, respectively, of net sales during fiscal 1998, compared to approximately 67% and 31%, respectively, of net sales during fiscal 1997. The Company's sales continue to be primarily focused in the 3.5" disk form factor market, accounting for 96%, 91%, and 90% of the Company's net sales during fiscal 1998, 1997, and 1996, respectively.

     The Company's customer base remains highly concentrated, as the substantial majority of net sales were to six major storage device manufacturers during fiscal 1998 and fiscal 1997. The Company's three largest customers accounted for 89%, 82%, and 84% of the Company's net sales during fiscal 1998, 1997 and 1996, respectively.

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

  Fiscal 1998 Compared to Fiscal 1997

     The Company's gross margin was (16.4)% of net sales during fiscal 1998, compared to a gross margin of 20.6% of net sales during fiscal 1997. The significant decrease in gross margin during fiscal 1998 was primarily due to a decrease in unit sales in relation to fixed costs, product mix and average selling prices for HGA products.

     The overall decrease in unit sales in relation to fixed costs was due to decreased unit sales of advanced inductive and MR products (see "Net Sales"). The decreased level of unit sales lead to high per unit costs as the Company was not able to fully utilize its production equipment. The decrease in unit sales and the Company's decision to accelerate its existing MR transition strategy caused the Company to incur a special charge of approximately $114.8 million in cost of sales during the first quarter of fiscal 1998. This special charge was primarily for the write-off of equipment and inventory. In addition, the Company's product mix of HGA net sales to HSA net sales changed to fewer HGA net sales from fiscal 1997 to fiscal 1998 (HGAs typically generate higher gross margins than HSAs). Average selling prices for HGA products decreased significantly from fiscal 1997 to 1998 as the Company's MR products matured.

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

RESEARCH AND DEVELOPMENT EXPENSES

  Fiscal 1998 Compared to Fiscal 1997

     Research and development ("R&D") expenses were $92.3 million during fiscal 1998, a 42.0% increase over R&D expenses of $65.0 million during fiscal 1997. The substantial increase in R&D expenses during fiscal 1998 was attributable to increased development efforts in MR, GMR and other emerging technologies to address the disk drive industry's rapidly changing requirements. The Company intends to continue increasing its R&D expenditures on an absolute dollar basis in future periods.

     From time to time, the Company has engaged in fully or partially funded research and development for certain existing or potential customers. R&D expenses under such projects were offset as incurred to the extent development funds were provided. During 1998, $8.6 million of R&D expenses were offset by development funding. During 1997, R&D expenses were offset by development funding of $2.3 million.

  Fiscal 1997 Compared to Fiscal 1996

     R&D expenses were $65.0 million during fiscal 1997, a 24.5% increase over R&D expenses of $52.2 million during fiscal 1996. R&D expenses during fiscal 1996 reflected a charge of $9.0 million due to an investment in planar recording technology (see Note 9 in "Notes to Consolidated Financial Statements"). Excluding this one-time charge, R&D expenses increased 50.5% from fiscal 1996 to fiscal 1997. The substantial increase in R&D expenses during fiscal 1997 was attributable to increased development efforts in MR and other emerging technologies to address the disk drive industry's rapidly changing requirements, as well as ongoing development efforts in advanced inductive technology.

     From time to time, the Company has engaged in fully or partially funded research and development for certain existing or potential customers. R&D expenses under such projects were offset as incurred to the extent development funds were provided. During 1997, R&D expenses were offset by development funding of $2.3 million. During fiscal 1996, funded research and development was not material.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Fiscal 1998 Compared to Fiscal 1997

     Selling, general & administrative ("SG&A") expenses were $34.1 million during fiscal 1998, a 37.0% decrease from SG&A expenses of $54.1 million during fiscal 1997. Fiscal year 1997 SG&A expenses included a post-closing charge of $12.2 million during the fourth quarter of fiscal 1997 to establish a reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis. See also Note 13 in "Notes to Consolidated Financial Statements." After excluding this reserve, SG&A expenses in fiscal 1998 were $34.1 million, an 18.6% or $7.8 million decrease from $41.9 million in fiscal 1997. This decrease is due primarily to specific cost reduction efforts initiated in fiscal 1998 to lower SG&A expenses. These efforts included but were not limited to reducing the number of employees in SG&A through both attrition and specific headcount reduction efforts.

     The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near-term compared to the SG&A expenses during fiscal 1998.

  Fiscal 1997 Compared to Fiscal 1996

     SG&A expenses were $54.1 million during fiscal 1997, a 24.0% increase over SG&A expenses of $43.6 million during fiscal 1996. The increase in SG&A expenses during fiscal 1997 was primarily due to a post-closing charge of $12.2 million during the fourth quarter of fiscal 1997 to establish a reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis. The increase in SG&A during the period was partially offset by a full year of cost reduction efforts which were implemented in the latter half of fiscal 1996.

RESTRUCTURING COSTS

     During the third quarter of fiscal 1998, the Company incurred a restructuring charge of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

     The restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write off goodwill associated with the Company's original purchase of its Malaysian manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company expected a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated and cash payments totaling approximately $13.3 million had been made for employee severance and benefits and other expenses associated with the restructuring plan. The Company expects to make additional cash payments of approximately $3.2 million for employee severance and benefits and other expenses associated with the restructuring plan in fiscal 1999. The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1998.

INTEREST EXPENSE

  Fiscal 1998 Compared to Fiscal 1997

     Interest expense was $29.6 million during fiscal 1998, compared to $15.7 million during fiscal 1997. The increase in interest expense during fiscal 1998 was primarily due to the increased debt from the Company's $345 million convertible subordinated notes, which were issued in August 1997, offset by the repayment in August 1997 of the Company's 7.53% $100 million senior notes.

  Fiscal 1997 Compared to Fiscal 1996

     Interest expense was $15.7 million during fiscal 1997, compared to $12.9 million during fiscal 1996. The increase in interest expense during fiscal 1997 was primarily due to a $2.4 million charge in the fourth quarter related to a pre-payment premium and incremental interest expense associated with the Company's repayment of $100 million in senior notes, and interest on the Company's $345 million convertible subordinated notes which were issued in August 1997.

INTEREST INCOME AND OTHER, NET

  Fiscal 1998 Compared to Fiscal 1997

     Interest income and other, net was $7.1 million during fiscal 1998, compared to $8.6 million during fiscal 1997. The decrease in interest income and other, net during fiscal 1998 was due to higher foreign exchange losses in fiscal year 1998 as compared to fiscal 1997. These losses were due primarily to foreign exchange losses related to the Malaysian Ringgit which were offset somewhat by foreign exchange gains related to the Japanese Yen. The foreign exchange losses in fiscal year 1998 was partially offset by higher interest income on higher average cash balances during fiscal year 1998 as compared to fiscal year 1997.

  Fiscal 1997 Compared to Fiscal 1996

     Interest income and other, net was $8.6 million during fiscal 1997, compared to $9.0 million during fiscal 1996. The decrease in interest income and other, net during fiscal 1997 was primarily due to lower interest income on lower average cash balances, partially offset by foreign exchange gains related to Read-Rite SMI.

PROVISION FOR INCOME TAXES

  Fiscal 1998 Compared to Fiscal 1997

     The federal, state and foreign tax benefit rate was 6.5% during fiscal 1998, compared to a combined tax rate of 26.0% during fiscal 1997. The decrease in the combined rate during fiscal 1998 was primarily due to a different jurisdictional mix of profits and losses as well as an increase in the valuation allowance related to the tax benefit of certain foreign losses.

     The Company did not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries, which it intends to permanently reinvest in those operations, for any of the three fiscal years in the period ended September 30, 1998. See also Note 6 in "Notes to Consolidated Financial Statements."

  Fiscal 1997 Compared to Fiscal 1996

     The combined tax rate was 26.0% during fiscal 1997, compared to 883.0% during fiscal 1996. The decrease in the combined tax rate during fiscal 1997 was primarily due to a shift in pretax income from foreign operations. During fiscal 1997, the Company experienced higher pretax income from foreign operations in lower tax jurisdictions and lower pretax income from foreign operations in higher tax jurisdictions compared to fiscal 1996. The combined tax rate during fiscal 1997 differed from the federal statutory rate primarily due to foreign earnings taxed at lower rates, partially offset by losses for which no current year benefit is available.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. The Company believes its head products are transparent to Year 2000 requirements. As used herein, Year 2000 capable means, with respect to its head products, that when used properly and in conformity with the product information provided by the Company, the Company's products will accurately read and write from the disk or from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technologies and products used in combination with the Read-Rite products are in Year 2000 compliance.

     The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. The Company has contacted its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers. The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. The Company has also initiated formal communications with its critical suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. To date the Company has contacted its critical suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant.

     In fiscal 1998, a high level assessment was performed on the Company's internal systems by an outside consulting group. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 compliant. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by October 1, 1999 the first day of the Company's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by the

Company, including manufacturing, engineering, sales, finance and human resources and will involve both the use of internal resources and outside consultants. Certain of the Company's finance and human resource systems are Year 2000 compliant as of September 30, 1998.

     The costs incurred by the Company during fiscal 1998 related to its Year 2000 readiness program was less than $1 million. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $5 million over the next fiscal year. The total cost estimate does not include potential costs related to any customer, vendor, or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1998, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those on its vendors, customers, or financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

     While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $108.5 million, total assets of $879.8 million and total long-term debt and capital leases, including the current portion, of $403.3 million. The Company's cash used in operating activities was $8.8 million during fiscal 1998, including non-cash charges of $229.1 million from depreciation and amortization and $77.2 million from restructuring costs.

     The Company's business is highly capital intensive. During fiscal 1998, the Company incurred capital expenditures of approximately $186.2 million. Capital expenditures have primarily been made to expand production capacity in Thailand, the Philippines, and to expand wafer production in the United States and Japan, and to support new manufacturing processes and new technologies, such as MR, GMR and emerging technologies. The Company's plan for capital equipment purchases during fiscal 1999 is between approximately $125 million and $150 million; however, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of September 30, 1998, total commitments for construction or purchase of capital equipment were approximately $38 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available lines of credit.

     In December 1993, the Company and Sumitomo invested an additional $2.8 million and $9.2 million, respectively, in Read-Rite SMI to support Read-Rite SMI's development of MR technology. During fiscal 1999, the Company and Sumitomo expect to fund Read-Rite SMI equally for any working capital requirements that exceed Read-Rite SMI's cash, cash equivalent and short-term investment balances at

September 30, 1998. Read-Rite SMI's balance sheet at September 30, 1998 included cash, cash equivalents and short-term investments of $10.9 million, and total assets of $141.2 million.

     The Company has a $150 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of an $50 million term loan and a $100 million revolving line of credit. As of September 30, 1998, the $50 million term loan was outstanding in full and no amounts were outstanding under the $100 million revolving line of credit. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval.

     In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. The Company used a portion of the funds received from the public offering to pay off the $100 million 7.53% senior notes. As of September 30, 1998, the entire $345 million represented by the Notes was outstanding.

     In 1995, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to 2,000,000 shares of its common stock on the open market, subject to certain conditions. As of March 31, 1996, the Company had repurchased all of the 2,000,000 shares authorized under this program. In February 1996, the Board authorized the repurchase of an additional 2,000,000 shares of common stock on the open market, subject to certain conditions. During the first quarter of fiscal year 1998, the Company repurchased 5,000 shares for approximately $102,000. As of September 30, 1998, 1,995,000 shares remained authorized for repurchase.

     The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations during fiscal 1999. However, if industry conditions remain unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company's main investment objectives are the preservation of investment capital, which is accomplished by investing with only high credit quality issuers and limiting the amount of credit exposure to any one issuer and the maximization of after-tax return on its investment portfolio.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets with original maturities of 18 months or less in order to meet the liquidity needs of the Company.

     The Company has no cash flow exposure due to rate changes for cash equivalents and short-term investments as all these instruments are at fixed interest rates. The Company's short-term borrowing is at a variable interest rate. Long-term debt is at both fixed and variable interest rates. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                                 FAIR VALUE
                                                                                                SEPTEMBER 30,
                                    1999    2000    2001    2002   2003   THEREAFTER   TOTAL        1998
           IN MILLIONS              ----    -----   -----   ----   ----   ----------   ------   -------------
Assets
Cash equivalents..................  $34.0      --      --     --   --           --     $ 34.0      $ 34.0
  Average interest rate...........   5.47%     --      --     --   --           --       5.47%
Short-term investments............  $46.0      --      --     --   --           --     $ 46.0      $ 46.0
  Average interest rate...........   6.28%     --      --     --   --           --       6.28%
Total investment securities.......  $80.0      --      --     --   --           --     $ 80.0      $ 80.0
  Average interest rate...........   5.94%     --      --     --   --           --       5.94%
Short-term borrowing..............  $ 7.4      --      --     --   --           --     $  7.4      $  7.4
  Average interest rate...........   2.82%     --      --     --   --           --       2.82%
Long-term debt
  Fixed rate......................  $ 0.6   $ 0.3      --     --   --       $345.0     $345.9      $183.8
    Average interest rate.........   6.50%   6.50%     --     --   --         6.50%      6.50%
  Variable rate...................  $14.2   $13.8   $22.4   $6.3   --           --     $ 56.7      $ 56.7
    Average interest rate(1)......   7.98%   7.89%   7.72%  7.72%  --           --       7.83%
Total debt........................  $22.2   $14.1   $22.4   $6.3   --       $345.0     $410.0      $247.9
  Average interest rate...........   6.22%   7.86%   7.72%  7.72%  --         6.50%      6.61%

---------------
(1) Variable rates on debt are estimated assuming no changes in underlying factors, including the London Interbank Offered Rate ("LIBOR").

  Foreign Currency Risk

     The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia. During 1998 and 1997, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge certain foreign currency commitments, certain foreign currency denominated balance sheet positions, and local currency cash flows for payroll, inventory, and other operating expenditures in Thailand, Malaysia, Singapore, Japan, and the Philippines. Under this program, increases or decreases in certain local currency commitments and balance sheet positions, and increases or decreases in local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows and to minimize the impact to the Company of currency exchange rate fluctuations. The Company does not use foreign currency forward exchange contracts or purchased currency options for speculative or trading purposes.

     Under the Company's foreign currency hedging program, all foreign currency contracts are marked-to-market and unrealized gains and losses are included in current period net income.

     The table below provides information as of September 30, 1998 about the Company's derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates.

                                                                       SEPTEMBER 30, 1998
                                                              -------------------------------------
                                                              NOTIONAL      AVERAGE      ESTIMATED
         IN THOUSANDS, EXCEPT AVERAGE CONTRACT RATE            AMOUNT    CONTRACT RATE   FAIR VALUE
         ------------------------------------------           --------   -------------   ----------
Foreign currency forward exchange contracts:
  Philippine Peso...........................................  $ 9,014        43.76          $ 12
  Thai Baht.................................................  $19,073        40.30          $636
  Japanese Yen..............................................  $14,800       134.62          $(18)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1997
                                                              -------------   -------------
Current assets:
  Cash and cash equivalents.................................    $ 62,444       $  118,589
  Short-term investments....................................      46,038          179,508
  Accounts receivable, net of allowance of $5,637 in 1998
     and
     $14,887 in 1997........................................     110,337          178,722
  Inventories...............................................      52,367           91,487
  Prepaid expenses and other current assets.................      10,061           14,988
                                                                --------       ----------
          Total current assets..............................     281,247          583,294
Property, plant and equipment, net..........................     573,633          672,813
Intangible and other assets.................................      24,920           45,374
                                                                --------       ----------
          Total assets......................................    $879,800       $1,301,481
                                                                ========       ==========

    LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing......................................    $  7,399       $       --
  Accounts payable..........................................      89,857          122,379
  Accrued compensation and benefits.........................      28,943           37,558
  Income taxes payable......................................         380           26,071
  Other accrued liabilities.................................      41,985           41,499
  Current portion of long-term debt and capital lease
     obligations............................................      15,065           12,602
                                                                --------       ----------
          Total current liabilities.........................     183,629          240,109
Convertible subordinated notes..............................     345,000          345,000
Other long-term debt and capital lease obligations..........      43,248           58,871
Other long-term liabilities.................................      31,978           38,726
                                                                --------       ----------
          Total liabilities.................................     603,855          682,706
                                                                --------       ----------
Commitments and contingencies
Minority interest in consolidated subsidiary................      42,016           73,122
Stockholders' equity:
  Preferred stock, $0.0001 par value; 4,000 shares
     authorized, none issued................................          --               --
  Common stock, $0.0001 par value; 160,000 shares
     authorized, 48,764 and 48,133 issued in 1998 and 1997,
     respectively...........................................           5                5
  Additional paid-in capital................................     363,176          354,546
  (Accumulated deficit) Retained earnings...................    (129,252)         191,102
                                                                --------       ----------
          Total stockholders' equity........................     233,929          545,653
                                                                --------       ----------
          Total liabilities, minority interest in
            consolidated subsidiary and stockholders'
            equity..........................................    $879,800       $1,301,481
                                                                ========       ==========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                           -----------------------------------
                                                             1998          1997         1996
                                                           ---------    ----------    --------
Net sales................................................  $ 808,622    $1,162,050    $991,118
Cost of sales............................................    941,402       923,244     887,464
                                                           ---------    ----------    --------
Gross margin.............................................   (132,780)      238,806     103,654
Operating expenses:
  Research and development...............................     92,265        64,995      52,221
  Selling, general and administrative....................     34,137        54,098      43,644
  Restructuring costs....................................     93,728            --          --
                                                           ---------    ----------    --------
          Total operating expenses.......................    220,130       119,093      95,865
                                                           ---------    ----------    --------
Operating income (loss)..................................   (352,910)      119,713       7,789
Interest expense.........................................     29,648        15,699      12,897
Interest income and other, net...........................      7,126         8,627       9,024
                                                           ---------    ----------    --------
Income (loss) before provision (benefit) for income taxes
  and minority interest..................................   (375,432)      112,641       3,916
Provision (benefit) for income taxes.....................    (24,577)       29,311      34,582
                                                           ---------    ----------    --------
Income (loss) before minority interest...................   (350,855)       83,330     (30,666)
Minority interest in net income (loss) of consolidated
  subsidiary.............................................    (31,108)        7,151      12,320
                                                           ---------    ----------    --------
Net income (loss)........................................  $(319,747)   $   76,179    $(42,986)
                                                           =========    ==========    ========
Basic net income (loss) per share........................  $   (6.59)   $     1.61    $  (0.92)
                                                           =========    ==========    ========
Diluted net income (loss) per share......................  $   (6.59)   $     1.56    $  (0.92)
                                                           =========    ==========    ========
Number of shares used in per share computation:
Basic....................................................     48,513        47,444      46,755
                                                           =========    ==========    ========
Diluted..................................................     48,513        48,775      46,755
                                                           =========    ==========    ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)........................................  $(319,747)   $  76,179    $(42,986)
Adjustments required to reconcile net income (loss) to
  cash provided by operations:
  Depreciation...........................................    223,980      166,043     124,783
  Amortization...........................................      5,077        2,338       2,231
  Bad debt provision.....................................         --       12,301        (620)
  Non-cash portion of restructuring costs................     77,205           --          --
  Minority interest in net income (loss) of
     consolidated subsidiary.............................    (31,108)       7,151      12,320
  Deferred income taxes..................................    (24,988)      18,958       5,068
  Loss on disposal of fixed assets.......................      1,261          898          23
  Other non-cash expenses................................      2,194        3,281       2,709
  Changes in assets and liabilities:
     Accounts receivable.................................     68,378      (98,530)     54,704
     Inventories.........................................     39,120      (34,094)     (5,128)
     Prepaid expenses and other current assets...........      4,934       (6,472)     (1,520)
     Accounts payable, accrued liabilities and income
       taxes payable.....................................    (55,068)      42,059      18,838
                                                           ---------    ---------    --------
  Net cash provided by (used in) operating activities....     (8,762)     190,112     170,422
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................   (186,223)    (272,768)   (265,847)
Maturities of available-for-sale investments.............    675,541      540,390     839,623
Maturities of held-to-maturity investments...............         --           --     168,093
Purchase of available-for-sale investments...............   (542,071)    (654,009)   (980,075)
Other assets and liabilities, net........................     (1,650)      (6,369)     (3,766)
                                                           ---------    ---------    --------
  Net cash used in investing activities..................    (54,403)    (392,756)   (241,972)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing.......................      6,952           --          --
Proceeds from convertible subordinated debt, net.........         --      336,025          --
Proceeds from other long-term debt.......................         --           --      50,000
Payment of other long-term debt and capital lease
  obligations............................................     (5,761)    (116,177)    (22,960)
Proceeds from issuance of common stock, net..............      5,727       15,822       5,827
Repurchase of common stock...............................        102           --     (43,046)
                                                           ---------    ---------    --------
  Net cash provided by (used in) financing activities....      7,020      235,670     (10,179)
                                                           ---------    ---------    --------
Effect of foreign currency exchange rate changes on
  cash...................................................         --        3,272      (4,840)
                                                           ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.....    (56,145)      36,298     (86,569)
Cash and cash equivalents at beginning of period.........    118,589       82,291     168,860
                                                           ---------    ---------    --------
Cash and cash equivalents at end of period...............  $  62,444    $ 118,589    $ 82,291
                                                           =========    =========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Property and equipment acquired under capital leases...  $      --    $      --    $  1,018
  Issuance of common stock under 401k plan...............      2,801        2,611       2,702
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year..........................     28,751       14,423      11,669
  Income taxes paid during the year......................        232       12,641      42,542

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                       (ACCUMULATED
                                     COMMON    COMMON    ADDITIONAL      DEFICIT)          TOTAL
                                     STOCK     STOCK      PAID-IN        RETAINED      STOCKHOLDERS'
                                     SHARES    AMOUNT     CAPITAL        EARNINGS         EQUITY
                                     ------    ------    ----------    ------------    -------------
Balance at September 30, 1995......  47,556     $ 5       $370,623      $ 167,349        $537,977
Issuance of common stock under
  stock option plans...............    466       --          4,099             --           4,099
Issuance of common stock under
  employee stock purchase plan.....    109       --          1,735             --           1,735
Issuance of common stock under
  401(k) plan......................    140       --          2,702             --           2,702
Repurchase of common stock.........  (1,500)     --        (43,046)            --         (43,046)
Foreign currency translation
  adjustment, net of deferred tax
  liability of $5,473..............     --       --             --         (6,685)         (6,685)
Change in unrealized gain on
  available-for-sale investments,
  net of income taxes..............     --       --             --              3               3
Net loss...........................     --       --             --        (42,986)        (42,986)
                                     ------     ---       --------      ---------        --------
Balance at September 30, 1996......  46,771       5        336,113        117,681         453,799
Issuance of common stock under
  stock option plans...............    924       --         11,498             --          11,498
Issuance of common stock under
  employee stock purchase plan.....    326       --          4,324             --           4,324
Issuance of common stock under
  401(k) plan......................    112       --          2,611             --           2,611
Repurchase of common stock.........     --       --             --             --              --
Foreign currency translation
  adjustment, net of deferred tax
  liability of $408................     --       --             --         (3,441)         (3,441)
Change in unrealized gain on
  available-for-sale investments,
  net of income taxes..............     --       --             --            683             683
Net income.........................     --       --             --         76,179          76,179
                                     ------     ---       --------      ---------        --------
Balance at September 30, 1997......  48,133       5        354,546        191,102         545,653
Issuance of common stock under
  stock option plans...............    104       --            921             --             921
Issuance of common stock under
  employee stock purchase plan.....    332       --          5,010             --           5,010
Issuance of common stock under
  401(k) plan......................    200       --          2,801             --           2,801
Repurchase of common stock.........     (5)      --           (102)            --            (102)
Change in unrealized gain on
  available-for-sale investments,
  net of income taxes..............     --       --             --           (607)           (607)
Net loss...........................     --       --             --       (319,747)       (319,747)
                                     ------     ---       --------      ---------        --------
Balance at September 30, 1998......  48,764     $ 5       $363,176      $(129,252)       $233,929
                                     ======     ===       ========      =========        ========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Read-Rite Corporation (the "Company") designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers. The substantial majority of the Company's net sales during fiscal 1998 were to six major storage device manufacturers whose corporate headquarters primarily reside in the United States.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, including Read-Rite SMI, the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd ("Sumitomo"). All material intercompany accounts and transactions have been eliminated in consolidation.

     Minority Interest represents the minority stockholder's proportionate share of the equity in the net assets and in the net income or loss of Read-Rite SMI. The Company owns 50% plus two shares of the voting stock of Read-Rite SMI. All decisions made by Read-Rite SMI in the ordinary course of business require a simple majority vote of the Board of Directors of Read-Rite SMI. In the case of a shareholder vote due to the lack of the required vote by the Board of Directors, a simple majority shareholder vote is required.

     The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. To conform the Company's fiscal year ends, a fifty-third week must be added to every sixth or seventh fiscal year. Fiscal years 1998, 1997 and 1996 each comprised 52 weeks and ended on September 27, September 28, September 29, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     Certain amounts in prior year's financial statements have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     The actual results with respect to restructuring charges could have a material unfavorable impact on the Company's financial position and results of operations if the actual expenditures to implement the restructuring plan are greater than current estimates.

     The Company is a custom component supplier dependent on a limited number of customers in a single, volatile industry characterized by short product life cycles, rapid technological change and obsolescence of inventory and related production equipment. Management develops sales forecasts based upon the expected production requirements of its primary customers; however such forecasts are subject to modifications, cancellations and rescheduling. The Company has provided write-downs for potentially excess or obsolete inventories and production equipment. The Company believes these write-downs are adequate to cover any losses incurred upon disposition. However, it is reasonably possible that actual sales may differ materially from the sales forecast in the near term, which could require additional reserves.

REVENUE RECOGNITION

     The Company recognizes revenue upon product shipment and provides currently for the estimated costs to rework products that may be returned for not meeting customer specifications.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of options and convertible securities while primary earnings per share included the impact of these common stock equivalents. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share.

     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also includes the effect of stock options outstanding during the period and assumes the conversion of the Company's convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. The Company does not currently hold any investments with remaining maturities greater than one year. Investments consist primarily of A1 and P1, or equivalently rated financial instruments.

     The Company classifies its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a component of retained earnings within stockholder's equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment of the Company and its subsidiaries are provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from two to ten years for equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. The Company evaluates property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be permanently impaired. If this review indicates an asset's carrying value is not recoverable, the asset's carrying value is reduced to its estimated fair value.

INTANGIBLE AND OTHER ASSETS

     The deferred costs associated with the Company's convertible subordinated notes offering, as further discussed in Note 4, "Long-Term Debt and Capital Lease Obligations," was $7,618,515 and $8,975,000 at September 30, 1998 and 1997, respectively. Accumulated amortization was $1,388,985 and $107,000 at September 30, 1998 and 1997, respectively, and is being amortized to interest expense on a straight-line basis over the term of the notes.

     The excess of the purchase price over the fair market value of identifiable assets of businesses acquired and associated accumulated amortization was $21,651,000 and $12,728,000, respectively, at September 30, 1997. During the third quarter of fiscal 1998, the Company wrote off the remaining amount of the above intangible as part of a restructuring charge, as further discussed in Note 10, "Restructuring Costs."

RESEARCH AND DEVELOPMENT EXPENSES

     From time to time, the Company has engaged in fully or partially funded research and development for certain existing or potential customers. R&D expenses under such projects were offset as incurred to the extent development funds were provided. During 1998, $8.6 million of R&D expenses were offset by development funding. During 1997, R&D expenses were offset by development funding of $2.3 million.

SHORT-TERM BORROWING

     Short-term borrowing at September 30, 1998 consists of a Japanese Yen denominated loan from a related party, Sumitomo, to Read-Rite SMI of approximately $7,399,000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes unrealized gains and losses and translation adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in fiscal 1999. Adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in fiscal 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted by the Company for its fiscal year 2000. The Company is in the process of assessing the impact of SFAS 133 on its financial statements.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

     During fiscal 1998, all foreign operations had the U.S. dollar as the functional currency. As such, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

     On October 1, 1997, the Company changed the functional currency of its Japanese based joint venture, Read-Rite SMI, from the local Yen currency to the U.S. dollar to reflect the significance of predominately U.S. dollar based revenues. The ending foreign currency translation adjustment of $739,000 will remain as a component of retained earnings and the translated amounts for non-monetary assets as of September 30, 1997 will become the accounting basis for those assets in the future.

     During fiscal 1997 and 1996, Read-Rite SMI's assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses arising from the translation of foreign currency denominated assets and liabilities have been included as a component of stockholders' equity.

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

     During fiscal 1998, the Company managed foreign currency exposure for the Malaysian Ringgit, Thai Baht, Singapore Dollar, Philippine Peso and Japanese Yen. Realized and unrealized gains and losses on foreign currency forward contracts are not deferred and are recorded in interest income and other, net. Interest income and other, net, includes realized and unrealized gains and losses on foreign currency forward contracts and remeasurement gain and losses. These amounted to a net foreign exchange loss of $2,574,000 in fiscal 1998 and a net foreign exchange gain of $3,579,000 and $408,000 during fiscal 1997 and 1996, respectively.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", pro forma net income and net income per share amounts have been disclosed in Note 8, Employee Stock and Benefit Plans.

NOTE 2. FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of September 30, 1998 and 1997 all investments were classified as available-for-sale. The following is a summary of available-for-sale securities at September 30, 1998 (in thousands):

                                                                     GROSS
                                                      AMORTIZED    UNREALIZED
                                                        COST          GAIN       FAIR VALUE
                                                      ---------    ----------    ----------
Money market funds..................................   $29,067        $--         $29,067
Commercial paper....................................     4,981         --           4,981
Certificates of deposit.............................     5,058         --           5,058
Auction rate preferred stocks.......................    40,901         80          40,981
                                                       -------        ---         -------
          Total available-for-sale securities.......   $80,007        $80         $80,087
                                                       =======        ===         =======
Included in cash equivalents........................                               34,048
Included in short-term investments..................                               46,039
                                                                                  -------
          Total available-for-sale securities.......                              $80,087
                                                                                  =======

     The following is a summary of available-for-sale securities at September 30, 1997 (in thousands):

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED
                                            COST          GAIN          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
Money market funds......................  $ 51,495        $ --          $--         $ 51,495
Commercial paper........................   138,899         678           --          139,577
Certificates of deposit.................    29,233          --           (1)          29,232
Auction rate preferred stocks...........    36,900          --           --           36,900
U.S. government agency securities.......    19,970           9           --           19,979
                                          --------        ----          ---         --------
          Total available-for-sale
            securities..................  $276,497        $687          $(1)        $277,183
                                          ========        ====          ===         ========
Included in cash equivalents............                                              97,675
Included in short-term investments......                                             179,508
                                                                                    --------
          Total available-for-sale
            securities..................                                            $277,183
                                                                                    ========

     There were no material gross realized gains or losses in any category of investment during fiscal 1998 and 1997. The unrealized gain, net of tax, is reported as a component of retained earnings within stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

     Outstanding notional amounts for derivative financial instruments at September 30 were as follows (in thousands):

                                                               1998       1997
                                                              -------    -------
Foreign currency forward contracts to purchase foreign
  currencies:
  Philippine Peso...........................................  $ 9,014    $17,128
  Thai Baht.................................................  $19,073    $45,622
  Japanese Yen..............................................  $14,800    $    --
  Singapore Dollar..........................................  $    --    $ 3,111
  Malaysian Ringgit.........................................  $    --    $51,139
Currency swap agreement:
  Japanese Yen..............................................  $    --    $30,000
Foreign currency forward contracts to sell foreign
  currencies:
  Thai Baht.................................................  $    --    $ 3,231
  Malaysian Ringgit.........................................  $    --    $ 4,435
Foreign currency option to buy foreign currencies:
  Japanese Yen..............................................  $    --    $ 6,000

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies using current market rates. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values of cash and cash equivalents and short-term investments approximate amortized cost due to the short period of time to maturity. The fair value of other long-term debt approximates the recorded value due to floating interest rates. The fair value of the convertible subordinated notes is determined based on quoted market value.

     Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):

                                                    1998         1998         1997         1997
                                                  --------    ----------    --------    ----------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
Cash and cash equivalents.......................  $ 62,444     $ 62,444     $118,589     $118,589
Short-term investments..........................    46,038       46,038      179,508      179,508
Convertible subordinated notes..................   345,000      182,850      345,000      345,000
Other long-term debt............................    57,641       57,641       69,035       69,035
Currency swap agreement.........................        --           --           --        2,000
Foreign currency forward contracts..............       630          630       (2,128)      (2,128)
Foreign currency option.........................        --           --          148           90

NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Inventories consisted of the following at September 30 (in thousands):

                                                               1998       1997
                                                              -------    -------
Raw material................................................  $ 8,653    $13,097
Work-in-process.............................................   39,516     73,280
Finished goods..............................................    4,198      5,110
                                                              -------    -------
          Total inventories.................................  $52,367    $91,487
                                                              =======    =======

     Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                                 1998          1997
                                                              ----------    ----------
Land........................................................  $   10,903    $   10,903
Building....................................................      94,257        76,038
Equipment...................................................   1,046,011       929,320
Furniture and fixtures......................................      12,991        12,291
Leasehold improvements......................................      85,893        62,890
                                                              ----------    ----------
  Property, plant and equipment.............................   1,250,055     1,091,442
Less: Accumulated depreciation..............................     676,422       418,629
                                                              ----------    ----------
          Total property, plant and equipment, net..........  $  573,633    $  672,813
                                                              ==========    ==========

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at September 30 (in thousands):

                                                                1998        1997
                                                              --------    --------
Convertible subordinated notes due 2004 at 6.5%.............  $345,000    $345,000
Secured term loan due 1999-2001 at LIBOR + 2%...............    50,000      50,000
Secured loans due 1998-2000 at LIBOR + 2.5%.................     6,672      18,977
Capital lease obligations and other.........................     1,641       2,496
                                                              --------    --------
          Total debt and capital lease obligations..........   403,313     416,473
Less: current portion.......................................    15,065      12,602
                                                              --------    --------
          Total long-term debt and capital lease
            obligations.....................................  $388,248    $403,871
                                                              ========    ========

     At September 30, 1998, the future minimum principal payments on long-term debt and capital lease obligations were as follows (in thousands):

1999........................................................  $ 15,065
2000........................................................    14,498
2001........................................................    22,500
2002........................................................     6,250
2003........................................................        --
After 2003..................................................   345,000
                                                              --------
          Total future minimum principal payments on
            long-term debt and capital lease obligations....  $403,313
                                                              ========

     Obligations under capital leases represent the present value of future minimum lease payments under various lease arrangements. The Company typically has an option to purchase the leased assets at the end of the lease term for the fair market value. Obligations under the lease agreements are collateralized by the assets leased. Total assets under capital lease were approximately $4,431,139 and $19,848,000 at September 30, 1998 and 1997, respectively.
Accumulated depreciation of assets under capital lease was approximately $1,088,987 and $4,073,000 at September 30, 1998 and 1997, respectively.

CONVERTIBLE SUBORDINATED NOTES

     In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. The Company used a portion of the funds received from the public offering to repay $100 million of 7.53% senior notes. As of September 30, 1998, the entire $345 million represented by the Notes was outstanding.

SECURED TERM LOAN AND LINE OF CREDIT

     As of September 30, 1998, the Company had a $150 million secured credit facility. The $150 million credit facility, which expires on October 2, 2001, includes a $50 million term loan and a $100 million revolving line of credit. As of September 30, 1998, the $50 million term loan was outstanding in full and no amounts were outstanding under the $100 million revolving line of credit. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company.

     The terms of the credit facility, which is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries, require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibits the Company from paying dividends without prior bank approval. The Company was in compliance with all covenants as of September 30, 1998.

NOTE 5. COMMITMENTS

PURCHASE COMMITMENTS

     Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $38 million at September 30, 1998.

OPERATING LEASES

     The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2003 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was approximately $10,697,000, $10,100,000 and $8,415,000 during fiscal years 1998,
1997 and 1996, respectively.

     At September 30, 1998, the future minimum payments under operating leases were as follows (in thousands):

1999........................................................  $ 8,526
2000........................................................    8,015
2001........................................................    7,003
2002........................................................    2,562
2003........................................................      724
After 2003..................................................       --
                                                              -------
Total future minimum payments on operating leases...........  $26,830
                                                              =======

NOTE 6. INCOME TAXES

PROVISION FOR INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                                 1998       1997       1996
                                               --------    -------    -------
Current:
  State......................................  $    153    $   155    $   161
  Foreign....................................       258     10,198     29,353
                                               --------    -------    -------
                                                    411     10,353     29,514
Deferred:
  Federal....................................   (21,308)    16,166      4,322
  State......................................    (3,680)     2,792        746
                                               --------    -------    -------
                                                (24,988)    18,958      5,068
                                               --------    -------    -------
Provision (benefit) for income taxes.........  $(24,577)   $29,311    $34,582
                                               ========    =======    =======

DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                          1998         1997
                                                        ---------    --------
Deferred tax assets:
  Inventory...........................................  $     990    $  1,064
  Accrued compensation and other benefits.............      5,280       7,744
  Basis difference in fixed assets....................         --       1,570
  Net operating loss carryforwards....................    100,445      40,911
  Deferred rental payments............................        575         599
  Allowance for doubtful accounts.....................         53         312
  Charitable contribution carryforwards...............        726         406
  Investment valuation................................        492          --
  Restructuring valuation.............................        311          --
  Other...............................................        231         485
                                                        ---------    --------
          Total deferred tax assets, gross............    109,103      53,091
Valuation allowance for deferred tax assets...........   (109,103)    (53,091)
                                                        ---------    --------
Total deferred tax assets, net........................         --          --
                                                        ---------    --------
Deferred tax liabilities:
  Taxes on foreign operations including translation
     gain.............................................         --      27,292
  Basis difference in fixed assets....................      2,304          --
                                                        ---------    --------
     Total deferred tax liabilities...................      2,304      27,292
                                                        ---------    --------
          Total deferred tax liabilities, net.........  $   2,304    $ 27,292
                                                        =========    ========

     The Company's valuation allowance for deferred tax assets increased by $56,012,000 and $8,438,000 during fiscal 1998 and 1997 respectively. Approximately $34,936,000 of the Company's valuation allowance for deferred assets at September 30, 1998 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

PROVISION FOR INCOME TAXES RECONCILIATION

     The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):

                                                                1998        1997       1996
                                                              ---------    -------    -------
Income tax expense (benefit) computed at federal statutory
  rate......................................................  $(131,401)   $39,425    $ 1,371
State income tax (benefit), net of federal benefit
  (charge)..................................................     (2,228)     1,916        485
Net foreign earnings subject to taxes at lower rates........       (295)   (20,503)    (1,299)
Benefit of losses offset by valuation allowance.............     53,937      8,473         --
Losses for which no tax benefit is available................     55,410         --     34,025
                                                              ---------    -------    -------
Provision (benefit) for income taxes........................  $ (24,577)   $29,311    $34,582
                                                              =========    =======    =======

     Pretax loss from foreign operations was approximately $275,825,000 during fiscal 1998 and pretax income from foreign operations was approximately $125,203,000 and $25,507,000 during fiscal 1997 and 1996, respectively. The fiscal 1998 tax benefit resulting from net pretax loss from foreign operations was approximately $25,000,000 ($0.52 basic and diluted net income per share). The Company enjoys tax holidays with respect to its two operations in Thailand which will expire in fiscal 2001 (extended from the holiday expiring in 1998) and 2002 and in Carmelray of the Philippines which will expire in fiscal 2001. Due to net pretax loss from foreign operations in fiscal 1998, the Company enjoyed minimal tax savings from these holidays in fiscal 1998. The impact of these holidays increased net income by approximately $7,500,000 ($0.16 basic net income per share, $0.15 diluted net income per share) during fiscal 1997 and decreased the net loss by approximately $11,000,000 ($0.24 basic and diluted net income per share) during fiscal 1996. At September 30, 1998, accumulated pretax earnings of approximately $17,869,000 are intended to be permanently reinvested outside the United States and no federal tax has been provided on these earnings. A foreign tax credit of approximately $34,415,000 would be available to offset federal tax upon repatriation of foreign earnings.

     At September 30, 1998, the Company had a federal net operating loss carryforward of approximately $244,000,000 for United States federal tax return purposes, expiring in fiscal years 1999 through 2012.

NOTE 7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30.

            IN THOUSANDS, EXCEPT PER SHARE DATA                1998        1997        1996
            -----------------------------------              ---------    -------    --------
BASIC NET (LOSS) PER SHARE COMPUTATION
Numerator:
  Net (loss) income........................................  $(319,747)   $76,179    $(42,986)
                                                             ---------    -------    --------
Denominator:
  Weighted average number of common shares outstanding
     during the period.....................................     48,513     47,444      46,755
                                                             ---------    -------    --------
Basic net (loss) income per share..........................  $   (6.59)   $  1.61    $  (0.92)
                                                             =========    =======    ========
DILUTED NET (LOSS) PER SHARE COMPUTATION
Numerator:
  Net (loss) income........................................  $(319,747)   $76,179    $(42,986)
                                                             ---------    -------    --------
Denominator:
  Weighted average number of common shares outstanding
     during the period.....................................     48,513     47,444      46,755
  Incremental common shares issuable under stock option
     plans after applying treasury stock method, net of tax
     benefit...............................................         --      1,331          --
                                                             ---------    -------    --------
Total......................................................     48,513     48,775      46,755
                                                             ---------    -------    --------
Diluted net (loss) income per share........................  $   (6.59)   $  1.56    $  (0.92)
                                                             =========    =======    ========

     For the year ended September 30, 1998, incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) of approximately 490,000 shares and assumed conversion of the Company's convertible subordinated notes of 8.6 million shares were not included in the diluted loss per share computation as the effect would be antidilutive.

NOTE 8. EMPLOYEE STOCK AND BENEFIT PLANS

STOCK PURCHASE RIGHTS

     In fiscal 1997, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one one-thousandth of a share of the Company's Series "A" Participating Preferred Stock (the "Right") at an exercise price of $150. The Right enables the holder to purchase common stock of Read-Rite or of the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 20% or more of the Company's common stock, each Right not owned by a holder of 20% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the

Right's then current exercise price, that number of shares of common stock of the Company having a market value at that time of twice the Right's exercise price. The Rights expire in March 2007.

EMPLOYEE STOCK OPTION PLANS

     The Company has granted stock options to purchase its common stock to key employees under three option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 1998 Non-Statutory Stock Option Plan (the "1998 Plan"). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under the plans the Company's Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Options granted under these plans generally vest over four years and have a ten-year term, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. The 1995 Plan was approved by the Company's stockholders in February 1996, with 3,000,000 shares of common stock reserved for issuance thereunder; the 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to cancelled options under the 1987 Plan, be rolled over into the 1995 Plan. In February 1998, the 1995 Stock Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 2,250,000 shares. In July 1998, the 1995 Plan was amended to permit stock option grants to non-employee directors of the Company. As of July 1, 1998, non-employee directors are granted options to purchase 4,000 shares annually. In February 1998, the Company's Board of Directors approved the 1998 Plan and reserved 2,000,000 shares of common stock for issuance thereunder.

DIRECTOR STOCK OPTION PLAN

     In May 1991, the Company's Board of Directors approved a Director Option Plan (the "Director Plan") and reserved 150,000 shares of common stock for issuance pursuant to the Director Plan. In February 1998, the Director Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 150,000 shares. The Director Plan provides for the granting of stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board and on each July 1 thereafter, each non-employee director automatically receives an option to purchase 6,000 shares of the Company's common stock at an exercise price equal to fair market value on the date of grant. Options granted under the Director Plan generally vest over four years, such that vesting will occur at the rate of 25% annually, starting one year from the date of grant and have a ten-year term.

STOCK OPTION REPRICING

     In the third quarter of fiscal 1998, the Company's Board of Directors approved the cancellation and reissuance of outstanding options under the Company's Employee Stock Option Plans. Under the program, all current employees, except the Chairman of the Board of Directors and Chief Executive Officer of the Company, with outstanding options at exercise prices in excess of $13.6875 per share, were given the choice of retaining these options or of obtaining in substitution, new options for the same number of shares. The new options are exercisable at a price of $13.6875 per share, the fair market value of the stock on the reissue date. The new options maintain the vesting schedule and the term established by the original options, subject to a six-month blackout period on exercise, which expired on October 2, 1998. Employees with a position of Vice President or above, were subject to a one-year blackout period on exercise of their options, expiring on April 2, 1999. During the fourth quarter of fiscal year 1998, the Company approved the cancellation and reissuance of the outstanding options for all current employees, except the Chief Executive Officer, under the Company's stock option plans. Under the program, holders of outstanding options with an exercise price in excess of $7.5625 per share were granted new options and the old options were cancelled, unless the employee elected not to participate in the program. Replacement options have been issued with the same vesting schedules and term as the old options, subject to a one-year blackout period for all employees on exercise which expires on August 4, 1999. If an employee voluntarily terminates his or her employment prior to the end of the blackout period, the replacement options will be forfeited. The number of options shown as granted and canceled in the table below reflects these re-issuances of options.

STOCK OPTION ACTIVITY

     Stock option activity under the employee and director option plans was as follows:

                                                                  OPTIONS OUTSTANDING
                                                         --------------------------------------
                                                         WEIGHTED
                                                         AVERAGE
                                                         EXERCISE     NUMBER OF      AVAILABLE
                                                          PRICE        SHARES        FOR GRANT
                                                         --------    -----------    -----------
Balance at September 30, 1995..........................   $17.85       4,991,124      1,550,863
  Additional shares reserved...........................       --              --      3,000,000
  Granted..............................................   $17.83       1,322,799     (1,322,799)
  Exercised............................................   $11.17        (366,065)            --
  Canceled.............................................   $20.81        (612,008)       577,403
                                                                     -----------    -----------
Balance at September 30, 1996..........................   $18.05       5,335,850      3,805,467
  Granted..............................................   $21.20       2,462,383     (2,462,383)
  Exercised............................................   $13.16        (873,517)            --
  Canceled.............................................   $22.21        (522,738)       499,096
                                                                     -----------    -----------
Balance at September 30, 1997..........................   $21.40       6,401,978      1,842,180
  Additional shares reserved...........................       --              --      4,400,000
  Granted..............................................   $11.57      12,852,085    (12,852,085)
  Exercised............................................   $ 8.85        (104,267)            --
  Canceled.............................................   $18.05     (11,379,492)    11,379,492
                                                                     -----------    -----------
Balance at September 30, 1998..........................   $ 9.62       7,770,304      4,769,587
                                                                     ===========    ===========

     At September 30, 1998, 1997 and 1996, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 1,035,000, 2,374,000, and 2,009,000 shares, respectively.

     In fiscal 1991, the Company granted to the Chief Executive Officer an option, independent of an option plan, to purchase 1,188,037 shares of common stock at $0.33 per share. As of September 30, 1998, 758,760 options had been exercised, and 429,277 options were exercisable.

STOCK OPTIONS OUTSTANDING AND STOCK OPTIONS EXERCISABLE

     The following table summarizes information about options outstanding at September 30, 1998:

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                   ----------------------------------   --------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED               WEIGHTED
                               CONTRACTUAL   AVERAGE                AVERAGE
RANGE OF EXERCISE  NUMBER OF    LIFE (IN     EXERCISE   NUMBER OF   EXERCISE
     PRICES         SHARES       YEARS)       PRICE      SHARES      PRICE
-----------------  ---------   -----------   --------   ---------   --------
 $ 0.33 - $ 7.50     724,873      5.11        $ 2.85      467,923    $ 0.56
 $ 7.56 - $ 7.56   5,441,584      7.66        $ 7.56        1,579    $ 7.56
 $ 8.33 - $13.69   1,078,825      7.24        $12.25      495,374    $11.53
 $13.81 - $24.25     839,416      7.52        $17.42      431,166    $19.55
 $24.38 - $41.25     114,883      6.78        $33.24       67,961    $31.27
                   ---------      ----        ------    ---------    ------
                   8,199,581      7.36        $ 9.13    1,464,003    $11.30
                   =========      ====        ======    =========    ======

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. Offering periods each have a six-month duration commencing on April 1 and October 1 of each year. The Board of Directors has reserved 1,500,000 shares under this plan and, at September 30, 1998, there were 231,659 shares available for purchase.

401(K) RETIREMENT PLAN

     The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis, between 2% and 15% of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. 25% of the shares contributed to each employee's account vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. The Board of Directors has reserved 1,000,000 shares under the 401(k) Plan and, at September 30, 1998, there were 238,898 shares available for issuance.

STOCK-BASED COMPENSATION

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation. Accordingly, no compensation expense has been recognized for its stock-based option and stock purchase compensation plans. The compensation cost for the Company's stock option plans, if it had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's fiscal 1998 net loss and basic and diluted net loss per share would have been increased by approximately $30.1 million, or $0.62 per share, the Company's fiscal 1997 net income, basic and diluted net income per share would have been decreased by approximately $10.8 million, $0.23 per share or $0.22 per share respectively, and the Company's fiscal 1996 net loss and basic and diluted net loss per share would have been increased by approximately $3.9 million, or $0.08 per share. For purposes of pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting period for options, and the six-month purchase period for stock purchases under the Employee Stock Purchase Plan.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 4.49%, 5.9% and 6.4% for 1998, 1997 and 1996, respectively; a dividend yield of 0%, and a volatility factor of the expected market price for the Company's common stock of 0.66, 0.63 and 0.63 for 1998, 1997 and 1996, respectively; and a weighted average expected life of the option of 1.9 years, 3.1 years and 3.1 years for 1998, 1997 and 1996, respectively.

     The fair value of employee stock purchase plan shares is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 4.5%, 5.6% and 5.8% for 1998, 1997 and 1996, respectively; a dividend yield of 0%, and a volatility factor of the expected market price for the Company's common stock of 0.66, 0.63 and 0.63 for 1998, 1997 and 1996, respectively; and a weighted average expected life of the option of .5 years.

     The weighted average exercise price and weighted average fair value of stock options granted during 1998 under the Company's Stock Option Plans was $11.57 and $4.28 per share, respectively, and $21.20 and $9.80 per share, respectively, during 1997. The weighted average purchase price and weighted average fair value of shares granted in 1998 under the Company's Employee Stock Purchase Plans was $15.09 and $6.59, respectively, and $17.99 and $7.08, respectively, in 1997.

NOTE 9. CENSTOR CORPORATION ACQUISITION

     In 1996, the Company purchased certain assets, assumed certain liabilities and acquired a non-exclusive license to intellectual property from Censtor Corporation, a developer of planar pseudo-contact and contact recording technology for disk drives. The purchase price included a series of cash payments totaling approximately $10,000,000, all of which had been made by the end of fiscal 1997. The purchase price was allocated based on the estimated fair values of the license, equipment and assembled workforce acquired, and the liabilities of approximately $1,000,000 assumed.

     In determining the value of the technology in development and the related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. Therefore, in accordance with generally accepted accounting principles, the allocation of the purchase price related to technology in the development stage was approximately $9,000,000 and was expensed during fiscal 1996 as acquired in-process research and development. An intangible asset representing the assembled workforce was valued at $825,000 and was amortized on a straight-line basis over its estimated useful life of two years.

NOTE 10. RESTRUCTURING COSTS

     During the third quarter of fiscal 1998, the Company recorded restructuring charges of $93.7 million. These charges reflected the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing operations. The restructuring charges were primarily associated with the Company's decision to cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

     The restructuring charges consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write-off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan.

     In connection with this restructuring, the Company expects a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated. During the fourth quarter of fiscal 1998, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual employee terminations and actual cash charges incurred through September 30, 1998, the Company estimates future costs for employee severance and benefits will be less than previously estimated and other expenses related to the restructuring plan will be more than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. Actual future cash charges may differ materially from the reserve balance at September 30, 1998. The Company anticipates that the implementation of the restructuring plan will be substantially complete by December 1998.

     The following table summarizes the Company's restructuring activity for the year ended September 30, 1998:

                                          FACILITIES                SEVERANCE
                                             AND                       AND        OTHER
                                          EQUIPMENT     GOODWILL    BENEFITS     EXPENSES     TOTAL
                                          ----------    --------    ---------    --------    -------
Restructuring Reserve...................   $ 69,955     $ 7,250      $ 9,960     $ 6,563     $93,728
Non-Cash Charges........................    (69,955)     (7,250)          --          --     (77,205)
Cash Charges............................         --          --       (8,272)     (5,025)    (13,297)
Change in reserve estimate..............         --          --         (958)        958          --
                                           --------     -------      -------     -------     -------
Reserve Balances at September 30,
  1998..................................   $     --     $    --      $   730     $ 2,496     $ 3,226
                                           ========     =======      =======     =======     =======

NOTE 11. SPECIAL CHARGES

     During the first quarter of fiscal 1998, the Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, accelerating its existing MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

     During fiscal 1996, due to a variety of factors, the Company incurred several special charges. The Company incurred charges to cost of goods sold of approximately $6,000,000 in severance, relocation and other expenses during the second quarter of fiscal 1996 associated with the consolidation of its San Diego operations to Northern California. Also during the second quarter, the Company made an investment in planar technology as discussed in Note 9, incurring charges to research and development expense of approximately $9,000,000 related to the purchase of in-process research and development. In response to sudden reductions in certain customer programs in the disk drive industry during the second half of fiscal 1996, the rapid shift in the marketplace to newer technology products and the fact that the MIG technology programs the Company had been participating in reached their end-of-life, the Company incurred approximately $37,000,000 of charges, primarily to cost of goods sold, during the third and fourth quarters of fiscal 1996. These charges were primarily for the write-off of equipment and inventory associated with the phase-out of MIG technology and severance associated with the termination of 5,000 employees primarily at the Company's Philippines operations. Actual cash expenditures for the above charges approximated estimated amounts.

NOTE 12. LITIGATION

     In December 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 - January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. In May 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action also seek damages of an unspecified amount.

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action").

     In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 - June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

     Plaintiffs in the McDaid Federal Action moved in June 1997 to dismiss their complaint. This motion was granted by the court. In June 1997, defendants successfully moved to consolidate the Nevius Federal Action with the Consolidated Action.

     In August 1998, the court in the Consolidated Action granted defendants motion to dismiss with leave to file an amended complaint. The amended complaint is due to be filed in mid-January 1999, with a hearing on defendants' renewed motion to dismiss planned for early June 1999.

     There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to all three of these actions (the Ferrari State Action and the Ferrari and Nevius Federal actions), and intends to defend each of them vigorously.

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

NOTE 13. CONCENTRATION OF CREDIT RISK

     The Company's customer base is concentrated with a small number of storage device manufacturers. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluation of its customer's financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable.

     Principal customers for years ended September 30 were as follows (as a percentage of net sales):

                                                          1998    1997    1996
                                                          ----    ----    ----
Western Digital.........................................   49%     51%     43%
Maxtor..................................................   25%     13%     12%
Samsung.................................................   15%      5%     --
Quantum.................................................    3%     18%     29%
All Others..............................................    8%     13%     16%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ===     ===     ===

     The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

     In November 1997, Micropolis, a Singapore Technologies wholly owned subsidiary and customer of the Company, announced it would be filing for bankruptcy. As a result of the announced bankruptcy and in accordance with generally accepted accounting principles, the Company established a reserve for Micropolis related accounts receivable, inventory and equipment exposures resulting in post closing charges to the fourth quarter of fiscal 1997 of $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales. During fiscal 1998, the Company wrote off $9.3 million of the Micropolis related accounts receivables and all of the Micropolis related inventory and equipment.

NOTE 14. GEOGRAPHIC INFORMATION

     The following table summarizes the Company's operations in different geographic regions (in thousands):

                                              UNITED                   INTERCOMPANY
                                              STATES      FAR EAST     ELIMINATIONS    CONSOLIDATED
                                             --------    ----------    ------------    ------------
YEAR ENDED SEPTEMBER 30, 1998
Net sales to unaffiliated customers........  $ 18,544    $  790,078     $      --       $  808,622
Transfers between geographic regions.......   162,025       340,032      (502,057)              --
                                             --------    ----------     ---------       ----------
Total net sales............................  $180,569    $1,130,110     $(502,057)      $  808,622
                                             ========    ==========     =========       ==========
Operating (loss)...........................  $(63,725)   $ (289,185)    $      --       $ (352,910)
                                             ========    ==========     =========       ==========
Identifiable assets........................  $357,367    $  522,433     $      --       $  879,800
                                             ========    ==========     =========       ==========
YEAR ENDED SEPTEMBER 30, 1997
Net sales to unaffiliated customers........  $ 21,956    $1,140,094     $      --       $1,162,050
Transfers between geographic regions.......   134,909       378,433      (513,342)              --
                                             --------    ----------     ---------       ----------
Total net sales............................  $156,865    $1,518,527     $(513,342)      $1,162,050
                                             ========    ==========     =========       ==========
Operating income...........................  $  9,887    $  109,826     $      --       $  119,713
                                             ========    ==========     =========       ==========
Identifiable assets........................  $571,679    $  729,802     $      --       $1,301,481
                                             ========    ==========     =========       ==========
YEAR ENDED SEPTEMBER 30, 1996
Net sales to unaffiliated customers........  $ 30,830    $  960,288     $      --       $  991,118
Transfers between geographic regions.......   152,905       337,991      (490,896)              --
                                             --------    ----------     ---------       ----------
Total net sales............................  $183,735    $1,298,279     $(490,896)      $  991,118
                                             ========    ==========     =========       ==========
Operating income (loss)....................  $(17,867)   $   25,656     $      --       $    7,789
                                             ========    ==========     =========       ==========
Identifiable assets........................  $327,218    $  581,454     $      --       $  908,672
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

     Foreign net sales represent sales to foreign-based subsidiaries of predominantly United States headquartered companies and to customers of Read-Rite SMI in Japan. These foreign net sales were primarily to the Far East and were approximately $790 million, $1,140 million, and $946 million during fiscal years 1998, 1997, and 1996, respectively.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):

                                                  FIRST       SECOND       THIRD       FOURTH
                                                 QUARTER     QUARTER      QUARTER     QUARTER
                                                 --------    --------    ---------    --------
1998(1)(2)
Net sales......................................  $261,371    $187,072    $ 184,247    $175,932
Gross margin...................................  $(85,767)   $(30,414)   $ (14,749)   $ (1,851)
Net (loss).....................................  $(90,929)   $(62,171)   $(137,150)   $(29,496)
Basic net loss per share.......................  $  (1.88)   $  (1.29)   $   (2.82)   $  (0.61)
Diluted net loss per share.....................  $  (1.88)   $  (1.29)   $   (2.82)   $  (0.61)
1997(3)
Net sales......................................  $251,588    $282,068    $ 310,236    $318,158
Gross margin...................................  $ 35,814    $ 62,380    $  72,090    $ 68,522
Net income.....................................  $  5,787    $ 23,555    $  31,173    $ 15,664
Basic net income per share.....................  $   0.12    $   0.50    $    0.65    $   0.33
Diluted net income per share...................  $   0.12    $   0.48    $    0.64    $   0.32

---------------
(1) The first quarter results include a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to magnetoresistive ("MR") technology and the Company's decision to accelerate its existing MR transition strategy. See Note 11.

(2) The third quarter results include a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations. See Note 10.

(3) The fourth quarter results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company. See Note 13.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

     We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

San Jose, California
October 15, 1998

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 25, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections entitled "Record Date and Principal Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 1998 are included herewith:

        Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Auditors

(2) SUPPLEMENTAL SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
     3.1(16)     Restated Certificate of Incorporation, as amended
     3.2(16)     Bylaws, as amended
     4.1(16)     Article X of Restated Certificate of Incorporation (See
                 Exhibit 3.1)
     4.2(1)      Amended Registration Rights Agreement, dated as of June 27,
                 1991 and amended August 12, 1991
     4.3(1)      Form of Common Stock Certificate
    10.1(1)      Form of Indemnification Agreement
    10.2(6)*     Amended and Restated 1987 Stock Option Plan and form of
                 Stock Option Agreement
    10.3*        Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
    10.4(17)*    Amended and Restated 401(k) Retirement Savings Plan and
                 Summary Plan Description
    10.5(20)*    Employee Stock Purchase Plan (as amended and restated July
                 22, 1997)
    10.6(1)*     Stock Option Agreement dated February 4, 1991 between the
                 Company and Cyril J. Yansouni, as amended May 16, 1991
    10.8(1)      Series CC Preferred Stock and Convertible Subordinated Note
                 Purchase Agreement between the Company and Sumitomo, dated as of June 14, 1991
    10.9(9)      Joint Venture Agreement dated as of June 14, 1991 between
                 the Company and Sumitomo Metal Industries, Ltd. ("Sumitomo")
    10.10(7)     First Addendum dated as of December 14, 1993 to Joint
                 Venture Agreement dated as of June 14, 1991 between the
                 Company and Sumitomo (See Exhibit 10.11)
    10.11(1)     License Agreement between the Company and Read-Rite SMI
                 Corporation ("Read-Rite SMI") dated July 18, 1991
    10.12(1)     Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991
    10.13(1)     Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
    10.14(7)     First Addendum dated as of December 14, 1993 to the License and Distribution Agreements between the Company and
                 Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
    10.15(1)     Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18, 1991
    10.16(5)     Lease Agreement between Read-Rite SMI and Sumitomo
    10.17(1)     Termination Agreement, dated as of August 13, 1991 by and
                 between Company and Sunward Technologies, Inc.
    10.18(1)(4)  Asset Purchase Agreement between Conner Peripherals, Inc.,
                 Conner Peripherals Malaysia, Sdn Bhd and the Company, dated as of August 30, 1991, as amended October 26, 1991
                 (Confidential treatment granted as to certain portions of
                 this exhibit)
    10.19(2)(3)  Agreement for Purchase and Sale of Assets, dated as of
                 November 14, 1991, by and among the Company, Read-Rite
                 International, Maxtor Singapore Limited and Maxtor
                 Corporation, as amended December 20, 1991
    10.20(1)     License Agreement between International Business Machines
                 Corporation and the Company dated as of October 1, 1986
    10.21(6)     License Agreement dated September 14, 1993 between the
                 Company and Kyushu Matsushita Electric Co., Ltd.
                 (Confidential treatment requested for certain portions of
                 this exhibit)
    10.22(10)    Cross-License Agreement dated December 31, 1994 between the
                 Company and Seagate Technology Inc.
    10.27(5)     Single Tenant Industrial Lease Agreement, dated as of August
                 24, 1992, between Shuwa Investments Corporation and the
                 Company
    10.28(5)     Loan Agreement between The Industrial Finance Corporation of
                 Thailand (the "IFCT") and Read-Rite (Thailand) Co. Ltd.,
                 dated as of September 25, 1992 and related Agreement for
                 Pledge of Properties, Agreement for Custodianship of Pledged
                 Properties and Suretyship Contract, dated as of September
                 30, 1992, by the Company in favor of the IFCT
    10.29(6)     Loan Agreement between the IFCT and Read-Rite (Thailand) Co.
                 Ltd., dated as of September 24, 1993 and related Suretyship
                 Contract dated as of September 23, 1993 by the Company in
                 favor of the IFCT
    10.35(13)    Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
    10.36(13)    Agreement and Second Addendum to License Agreement and
                 Distribution Agreements between the Company, Sumitomo Metal
                 Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and
                 Read-Rite SMI (Thailand) Co., Ltd.
    10.37(14)    Agreement for Purchase and Sale of Assets by and between
                 Read-Rite Corporation and Censtor Corporation dated March
                 29, 1996
    10.39(14)    Lease of the Land dated April 25, 1996 between Sumitomo Bank
                 Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement,
                 Security Agreement and Fixture Filing with Assignment of
                 Rents and Leases
    10.41*       1995 Stock Option Plan (as amended and restated July 1,
                 1998) and form of Stock Option Agreement
    10.42(15)*   Years of Service Plan

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
    10.44(17)    Amendment to Lease of the Land dated April 25, 1996 between
                 Sumitomo Bank Leasing and Finance, Inc., as landlord, and
                 the Company, as tenant, together with a Deed of Trust,
                 Financing Statement, Security Agreement and Fixture Filing
                 with Assignment of Rents and Leases, dated October 15, 1996
    10.47(18)*   Executive Quarterly Variable Compensation Plan
    10.48(18)*   Read-Rite Corporation Super Bonus Plan
    10.49(19)*   Severance Plans
    10.50(19)*   Fourth and Fifth Amendments to Read-Rite Corporation's
                 401(k) Plan
    10.51(19)    Amended and Restated License Agreement Between Read-Rite
                 Corporation and Sumitomo Metal Industries, Ltd.
    10.52(19)    Second Addendum to Joint Venture Agreement between Read-Rite
                 Corporation and Sumitomo Metal Industries, Ltd.
    10.53(20)**  License Agreement, date as of January 1, 1997, between the
                 Read-Rite Corporation and International Business Machines
                 Corporation.
    10.54(21)    Revolving Loan and Term Loan Agreement between Read-Rite
                 Corporation as Borrower and Financial Institutions as Banks
                 and Canadian Imperial Bank of Commerce as Agent, dated
                 October 2, 1997.
    10.55(22)    First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                 named therein, and Canadian Imperial Bank of Commerce as
                 agent and designated issuer, dated October 2, 1997
    10.56        Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                 named therein, and Canadian Imperial Bank of Commerce as
                 agent and designated issuer, dated October 2, 1997
    10.57*       1998 Stock Plan and form of Stock Option Agreement
    10.58*       Sixth Amendment to Read-Rite Corporation's 401(k) Plan
    21.1(22)     List of Subsidiaries
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    24.1(23)     Power of Attorney
    27           Financial Data Schedule

---------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 ** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-42570), effective October 17, 1991.

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

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

(c) EXHIBITS

     See subsection (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See subsection (a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 22nd day of December, 1998.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ CYRIL J. YANSOUNI                    Chief Executive Officer     December 22, 1998
-----------------------------------------------------      (Principal Executive
                  Cyril J. Yansouni                      Officer) and Chairman of
                                                          the Board of Directors

                /s/ JOHN T. KURTZWEIL                    Vice President, Finance     December 22, 1998
-----------------------------------------------------      and Chief Financial
                  John T. Kurtzweil                         Officer (Principal
                                                         Financial and Accounting
                                                                 Officer)

                /s/ WILLIAM J. ALMON                             Director            December 22, 1998
-----------------------------------------------------
                  William J. Almon

              /s/ MICHAEL L. HACKWORTH                           Director            December 22, 1998
-----------------------------------------------------
                Michael L. Hackworth

                 /s/ JOHN G. LINVILL                             Director            December 22, 1998
-----------------------------------------------------
                   John G. Linvill

               /s/ MATTHEW J. O'ROURKE                           Director            December 22, 1998
-----------------------------------------------------
                 Matthew J. O'Rourke

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT     CHARGED      CASH AND NON   UNCOLLECTABLE   BALANCE AT
                                      BEGINNING    (CREDITED)     CASH CHARGES    RECEIVABLES      END OF
                                      OF PERIOD    TO EXPENSES     AND OTHER      WRITTEN OFF      PERIOD
                                      ----------   -----------    ------------   -------------   ----------
September 30, 1998
  Allowance for doubtful accounts...   $14,887      $      --       $    --         $9,250        $ 5,637
  Restructuring reserve(1)..........        --         93,728        90,502             --          3,226
September 30, 1997
  Allowance for doubtful accounts...   $ 2,586      $  12,301(2)    $    --         $   --        $14,887
September 30, 1996
  Allowance for doubtful accounts...   $ 3,017      $    (620)      $   189(3)      $   --        $ 2,586

---------------
(1) In the third quarter of fiscal 1998, the Company incurred a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations. See Note 10 in "Notes to Consolidated Financial Statements."

(2) In the fourth quarter of fiscal 1997, the Company incurred a charge of $12.2 million to the allowance for doubtful accounts relating to the bankruptcy filing of Micropolis, a customer of the Company. See Note 13 in "Notes to Consolidated Financial Statements."

(3) Foreign currency translation adjustment.

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
     3.1(16)     Restated Certificate of Incorporation, as amended
     3.2(16)     Bylaws, as amended
     4.1(16)     Article X of Restated Certificate of Incorporation (See
                 Exhibit 3.1)
     4.2(1)      Amended Registration Rights Agreement, dated as of June 27,
                 1991 and amended August 12, 1991
     4.3(1)      Form of Common Stock Certificate
    10.1(1)      Form of Indemnification Agreement
    10.2(6)*     Amended and Restated 1987 Stock Option Plan and form of
                 Stock Option Agreement
    10.3*        Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
    10.4(17)*    Amended and Restated 401(k) Retirement Savings Plan and
                 Summary Plan Description
    10.5(20)*    Employee Stock Purchase Plan (as amended and restated July
                 22, 1997)
    10.6(1)*     Stock Option Agreement dated February 4, 1991 between the
                 Company and Cyril J. Yansouni, as amended May 16, 1991
    10.8(1)      Series CC Preferred Stock and Convertible Subordinated Note
                 Purchase Agreement between the Company and Sumitomo, dated as of June 14, 1991
    10.9(9)      Joint Venture Agreement dated as of June 14, 1991 between
                 the Company and Sumitomo Metal Industries, Ltd. ("Sumitomo")
    10.10(7)     First Addendum dated as of December 14, 1993 to Joint
                 Venture Agreement dated as of June 14, 1991 between the
                 Company and Sumitomo (See Exhibit 10.11)
    10.11(1)     License Agreement between the Company and Read-Rite SMI
                 Corporation ("Read-Rite SMI") dated July 18, 1991
    10.12(1)     Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991
    10.13(1)     Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991
    10.14(7)     First Addendum dated as of December 14, 1993 to the License and Distribution Agreements between the Company and
                 Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
    10.15(1)     Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18, 1991
    10.16(5)     Lease Agreement between Read-Rite SMI and Sumitomo
    10.17(1)     Termination Agreement, dated as of August 13, 1991 by and
                 between Company and Sunward Technologies, Inc.
    10.18(1)(4)  Asset Purchase Agreement between Conner Peripherals, Inc.,
                 Conner Peripherals Malaysia, Sdn Bhd and the Company, dated as of August 30, 1991, as amended October 26, 1991
                 (Confidential treatment granted as to certain portions of
                 this exhibit)
    10.19(2)(3)  Agreement for Purchase and Sale of Assets, dated as of
                 November 14, 1991, by and among the Company, Read-Rite
                 International, Maxtor Singapore Limited and Maxtor
                 Corporation, as amended December 20, 1991

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
    10.20(1)     License Agreement between International Business Machines
                 Corporation and the Company dated as of October 1, 1986
    10.21(6)     License Agreement dated September 14, 1993 between the
                 Company and Kyushu Matsushita Electric Co., Ltd.
                 (Confidential treatment requested for certain portions of
                 this exhibit)
    10.22(10)    Cross-License Agreement dated December 31, 1994 between the
                 Company and Seagate Technology Inc.
    10.27(5)     Single Tenant Industrial Lease Agreement, dated as of August
                 24, 1992, between Shuwa Investments Corporation and the
                 Company
    10.28(5)     Loan Agreement between The Industrial Finance Corporation of
                 Thailand (the "IFCT") and Read-Rite (Thailand) Co. Ltd.,
                 dated as of September 25, 1992 and related Agreement for
                 Pledge of Properties, Agreement for Custodianship of Pledged
                 Properties and Suretyship Contract, dated as of September
                 30, 1992, by the Company in favor of the IFCT
    10.29(6)     Loan Agreement between the IFCT and Read-Rite (Thailand) Co.
                 Ltd., dated as of September 24, 1993 and related Suretyship
                 Contract dated as of September 23, 1993 by the Company in
                 favor of the IFCT
    10.35(13)    Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
    10.36(13)    Agreement and Second Addendum to License Agreement and
                 Distribution Agreements between the Company, Sumitomo Metal
                 Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and
                 Read-Rite SMI (Thailand) Co., Ltd.
    10.37(14)    Agreement for Purchase and Sale of Assets by and between
                 Read-Rite Corporation and Censtor Corporation dated March
                 29, 1996
    10.39(14)    Lease of the Land dated April 25, 1996 between Sumitomo Bank
                 Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement,
                 Security Agreement and Fixture Filing with Assignment of
                 Rents and Leases
    10.41*       1995 Stock Option Plan (as amended and restated July 1,
                 1998) and form of Stock Option Agreement
    10.42(15)*   Years of Service Plan
    10.44(17)    Amendment to Lease of the Land dated April 25, 1996 between
                 Sumitomo Bank Leasing and Finance, Inc., as landlord, and
                 the Company, as tenant, together with a Deed of Trust,
                 Financing Statement, Security Agreement and Fixture Filing
                 with Assignment of Rents and Leases, dated October 15, 1996
    10.47(18)*   Executive Quarterly Variable Compensation Plan
    10.48(18)*   Read-Rite Corporation Super Bonus Plan
    10.49(19)*   Severance Plans
    10.50(19)*   Fourth and Fifth Amendments to Read-Rite Corporation's
                 401(k) Plan
    10.51(19)    Amended and Restated License Agreement Between Read-Rite
                 Corporation and Sumitomo Metal Industries, Ltd.
    10.52(19)    Second Addendum to Joint Venture Agreement between Read-Rite
                 Corporation and Sumitomo Metal Industries, Ltd.
    10.53(20)**  License Agreement, date as of January 1, 1997, between the
                 Read-Rite Corporation and International Business Machines
                 Corporation.

      EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
      -------                      -----------------------
    10.54(21)    Revolving Loan and Term Loan Agreement between Read-Rite
                 Corporation as Borrower and Financial Institutions as Banks
                 and Canadian Imperial Bank of Commerce as Agent, dated
                 October 2, 1997.
    10.55(22)    First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                 named therein, and Canadian Imperial Bank of Commerce as
                 agent and designated issuer, dated October 2, 1997
    10.56        Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                 named therein, and Canadian Imperial Bank of Commerce as
                 agent and designated issuer, dated October 2, 1997
    10.57*       1998 Stock Plan and form of Stock Option Agreement
    10.58*       Sixth Amendment to Read-Rite Corporation's 401(k) Plan
    21.1(22)     List of Subsidiaries
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    24.1(23)     Power of Attorney
    27           Financial Data Schedule

---------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 ** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-42570), effective October 17, 1991.

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

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998