Form 10-Q
period 1998-12-31
READ RITE CORP /DE/
filed 1999-02-10
CIK 819480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-19512

                            ------------------------

                             READ-RITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2770690
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

                              Yes [X]       No [ ]

     On January 29, 1999, 49,169,063 shares of the registrant's common stock were issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Condensed Statements of Operations -- Three
            Months Ended December 31, 1998 and 1997...................      2
          Consolidated Condensed Balance Sheets -- December 31, 1998
            and September 30, 1998....................................      3
          Consolidated Condensed Statements of Cash Flows -- Three
            Months Ended December 31, 1998 and 1997...................      4
          Notes to Consolidated Condensed Financial Statements........      5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      9

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     20
Item 6.   Exhibits and Reports on Form 8-K............................     22
          Signature...................................................     22
          Exhibit 27.1 -- Financial Data Schedule.....................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
Net sales...................................................  $230,188    $ 261,371
Cost of sales...............................................   195,327      347,138
                                                              --------    ---------
  GROSS MARGIN..............................................    34,861      (85,767)
Research and development....................................    23,732       21,731
Selling, general and administrative.........................     7,289        9,496
                                                              --------    ---------
  Total operating expenses..................................    31,021       31,227
                                                              --------    ---------
  OPERATING INCOME (LOSS)...................................     3,840     (116,994)
Interest expense............................................     7,368        7,299
Interest income and other, net..............................    (1,048)         450
                                                              --------    ---------
  Loss before provision (benefit) for income taxes and
     minority interest......................................    (4,576)    (123,843)
Provision (benefit) for income taxes........................        48      (24,769)
                                                              --------    ---------
  Loss before minority interest.............................    (4,624)     (99,074)
Minority interest in net loss of consolidated subsidiary....    (5,746)      (8,145)
                                                              --------    ---------
  NET INCOME (LOSS).........................................  $  1,122    $ (90,929)
                                                              ========    =========
Earnings (loss) per share:
  Basic.....................................................  $   0.02    $   (1.88)
  Diluted...................................................  $   0.02    $   (1.88)
Shares used in per share computations:
  Basic.....................................................    49,027       48,286
  Diluted...................................................    50,671       48,286

   See accompanying notes to the consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998          1998(A)
                                                              ------------   -------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   62,826     $   62,444
Short-term investments......................................       45,860         46,038
Accounts receivable, net....................................      146,867        110,337
Inventories.................................................       62,740         52,367
Prepaid expenses and other current assets...................        9,033         10,061
                                                               ----------     ----------
          Total current assets..............................      327,326        281,247
Property, plant and equipment...............................    1,269,209      1,250,055
Less: Accumulated depreciation..............................      718,368        676,422
                                                               ----------     ----------
  Property, plant and equipment, net........................      550,841        573,633
Intangible and other assets.................................       19,536         24,920
                                                               ----------     ----------
          TOTAL ASSETS......................................   $  897,703     $  879,800
                                                               ==========     ==========

                      LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                           SUBSIDIARY AND STOCKHOLDERS' EQUITY
Short-term borrowing........................................   $   16,889     $    7,399
Accounts payable............................................      100,734         89,857
Accrued compensation and benefits...........................       26,795         28,943
Other accrued liabilities...................................       45,049         42,365
Current portion of long-term debt and capital lease
  obligations...............................................       16,882         15,065
                                                               ----------     ----------
          Total current liabilities.........................      206,349        183,629
Convertible subordinated notes..............................      345,000        345,000
Other long-term debt and capital lease obligations..........       40,543         43,248
Other long-term liabilities.................................       32,052         31,978
                                                               ----------     ----------
          Total liabilities.................................      623,944        603,855
                                                               ----------     ----------
Minority interest in consolidated subsidiary................       36,270         42,016
Preferred stock, $0.0001 par value..........................           --             --
Common stock, $0.0001 par value.............................            5              5
Additional paid-in capital..................................      365,620        363,176
Accumulated deficit.........................................     (127,471)      (128,593)
Accumulated other comprehensive loss........................         (665)          (659)
                                                               ----------     ----------
          Total stockholders' equity........................      237,489        233,929
                                                               ----------     ----------
          TOTAL LIABILITIES, MINORITY INTEREST IN
            CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS'
            EQUITY..........................................   $  897,703     $  879,800
                                                               ==========     ==========

---------------
(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1998.

   See accompanying notes to the consolidated condensed financial statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   1,122    $(90,929)
Adjustments required to reconcile net income (loss) to cash
  provided by operations:
  Depreciation and amortization.............................     44,578     105,525
  Minority interest in net income (loss) of consolidated
     subsidiary.............................................     (5,746)     (8,145)
  Other, net................................................         29     (25,489)
Changes in assets and liabilities:
  Accounts receivable.......................................    (36,530)     46,864
  Inventories...............................................    (10,373)     10,056
  Prepaid expenses and other current assets.................      1,028      (2,646)
  Accounts payable and accrued liabilities..................     10,999     (29,508)
                                                              ---------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................      5,107       5,728
                                                              ---------    --------
INVESTING ACTIVITIES
Capital expenditures........................................    (20,581)    (67,066)
Maturities of available-for-sale investments................    163,838     111,971
Purchase of available-for-sale investments..................   (163,666)    (78,540)
Other assets and liabilities, net...........................      4,638     (11,889)
                                                              ---------    --------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (15,771)    (45,524)
                                                              ---------    --------
FINANCING ACTIVITIES
Payment of other long-term debt and capital lease
  obligations...............................................       (888)       (349)
Proceeds from short-term borrowing..........................      9,490          --
Proceeds from issuance of common stock......................      2,444       3,014
                                                              ---------    --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................     11,046       2,665
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........        382     (37,131)
Cash and cash equivalents at beginning of period............     62,444     118,589
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  62,826    $ 81,458
                                                              =========    ========
Supplemental disclosures of non-cash activities:
  Issuance of common stock under 401(k) plan................  $      --    $    298

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

     Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The first quarters of fiscal 1999 and 1998 ended on December 27, 1998, and December 28, 1997, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1999 and fiscal 1998 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The three month period ended December 31, 1997, included a special charge to cost of sales of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1999. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1998 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

     Inventories consisted of the following at (in thousands):

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1998            1998
                                                             ------------    -------------
Raw material...............................................    $ 9,265          $ 8,653
Work-in-process............................................     37,864           39,516
Finished goods.............................................     15,611            4,198
                                                               -------          -------
          Total inventories................................    $62,740          $52,367
                                                               =======          =======

NOTE 3. CALCULATION OF EARNINGS PER SHARE

     The basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures, unless they are antidilutive.

     For the period in which the Company had a net loss, the basic and diluted net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

                                  (UNAUDITED)

     The following table presents the calculation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              ----------    -----------
                                                              IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
  Net income (loss).........................................   $ 1,122       $(90,929)
                                                               -------       --------
Denominator:
  Weighted average number of common shares outstanding
     during the period......................................    49,027         48,286
                                                               -------       --------
Basic net income (loss) per share...........................   $  0.02       $  (1.88)
                                                               =======       ========
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
  Net income (loss).........................................   $ 1,122       $(90,929)
                                                               -------       --------
Denominator:
  Weighted average number of common shares outstanding
     during the period......................................    49,027         48,286
  Incremental common shares issuable under stock option
     plans after applying treasury stock method, net of tax
     benefit................................................     1,644             --
                                                               -------       --------
Total.......................................................    50,671         48,286
                                                               -------       --------
Diluted net income (loss) per share.........................   $  0.02       $  (1.88)
                                                               =======       ========

     Incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures of 8.6 million shares for the three months ended December 31, 1998, were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. CUSTOMER CONCENTRATION

     The Company's three largest customers accounted for 89% of net sales during the three month period ended December 31, 1998. Given the small number of disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and will continue to have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5. RESTRUCTURING COSTS

     During fiscal year 1998, the Company incurred restructuring costs of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations. The restructuring activity was substantially complete as of December 31, 1998.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the beginning of the three month period ending December 31, 1998. SFAS

                                  (UNAUDITED)

No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total stockholders' equity.

     The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Net income (loss)...........................................     $1,122        $(90,929)
Change in unrealized gain (loss) on available-for-sale
  investments...............................................         (6)         (1,017)
                                                                 ------        --------
Comprehensive income (loss).................................     $1,116        $(91,946)
                                                                 ======        ========

     Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

NOTE 7. LEGAL PROCEEDINGS

     In December 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 -- January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. In May 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 -- June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, in the Read-Rite Corp. Securities Litigation (the "Consolidated Action").

     In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 -- June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount. Plaintiffs in the McDaid Federal Action moved in June 1997 to dismiss

                                  (UNAUDITED)

their complaint. This motion was granted by the court. In June 1997, defendants successfully moved to consolidate the Nevius Federal Action with the Consolidated Action.

     In August 1998, the court in the Consolidated Action granted defendants motion to dismiss but granted plaintiffs leave to file an amended complaint. In January 1999, plaintiffs filed their amended complaint.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards fewer heads per disk drive and competitive pricing pressure will continue through fiscal 1999; the Company's expectation that MR products will account for a majority of net sales during fiscal 1999; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 1999; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near-term; the Company's plan to spend between approximately $130 million and $140 million on capital expenditures during Fiscal 1999, however, certain assets may be acquired through operating leases; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months; the Company's plan to have its critical internal systems be Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

     Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on magnetoresistive ("MR") and Giant MR ("GMR") product development; failure to effectively transfer headstack assemblies ("HSAs") operations from Thailand to the Philippines; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effective than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

NET SALES

     Net sales were $230.2 million for the three month period ended December 31, 1998, compared to net sales of $261.4 million for the comparable period in fiscal 1998. Net sales for the first quarter of fiscal 1999 were adversely impacted by competitive pricing pressures in the MR merchant market; the disk drive industry's trend towards fewer suppliers of recording heads on each program; and an industry-wide trend towards a reduction in the number of heads per disk drive.

     The decrease in the Company's net sales for the first quarter of fiscal 1999 compared to the comparable period in fiscal 1998 was primarily attributable to a substantial decrease in average selling price ("ASP") for HGAs and HSAs. ASP decreased approximately 14.0% for HGAs and approximately 18.0% for HSAs, compared to the comparable three month period in fiscal 1998. HGA and HSA pricing was lower due to competitive pricing pressure in the disk drive industry and components industry. Further, the number of HGAs per HSAs decreased 7.0% in the current three month period compared to the comparable three month period in fiscal 1998. The Company expects the trend towards fewer heads per disk drive and competitive pricing pressure to continue through fiscal 1999.

     For the three month period ended December 31, 1998, a substantial majority of the Company's net sales were derived from MR products which is consistent with the Company's strategy to transition its production to MR recording heads in fiscal 1998. Net sales generated from MR products (including Tape Head) increased to $217.6 million for the three month period ended December 31, 1998, from net sales of $120.2 million for the comparable period in fiscal 1998. The Company's largest volume MR product platform for the three month period ended December 31, 1998, consisted of recording heads for 3.4 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of MR products was more than offset, however, by the decrease in net sales of inductive products. Net sales generated from inductive products decreased to $12.5 million for the three month period ended December 31, 1998, from net sales of $141.2 million for the comparable period in fiscal 1998. The Company expects that MR products will account for a majority of net sales during fiscal 1999.

     Read-Rite shipped 22.7 million and 22.4 million recording heads (including recording heads shipped in HSAs and Tape Head), and 4.3 million and 4.1 million HSAs, for the three month periods ended December 31, 1998, and December 31, 1997, respectively. This represents an increase from the three month period ended September 30, 1998, of shipments of 15.6 million recording heads (including heads shipped in HSAs and Tape Head products) and 3.6 million HSAs. The Company's product mix continued to be predominately made up of HSAs, as net sales of HSAs accounted for 77% of total net sales for the three month period ended December 31, 1998, compared to 81% of total net sales for the comparable period in fiscal 1998.

     The Company's three largest customers accounted for 89% of net sales for the three month period ended December 31, 1998, compared to 81% of net sales for the comparable period in fiscal 1998. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

     The Company's gross margin is primarily influenced by average unit sales prices, the level of unit sales in relation to fixed costs, manufacturing yields, product mix (newer products and HGAs typically generate a higher gross margin than older products and HSAs) and material costs. The relative impact of each of these factors fluctuates from time to time. Periodically, the Company's gross margin also reflects charges for inventory and fixed asset obsolescence related to products or technologies that have reached their end of life. For example, the Company incurred a special charge to cost of sales of $114.8 million during the three month period ended December 31, 1997, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies.

     HSAs typically have a lower gross margin than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margin on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin on HSA net sales compared to HGA net sales.

     The Company's gross margin was 15.1% of net sales for the three month period ended December 31, 1998, compared to a negative gross margin of (32.8%) of net sales, for the comparable period in fiscal 1998. The improvement in gross margin during the three month period ended December 31, 1998, compared to the comparable period in fiscal 1998 was primarily attributable to a special charge of $114.8 million to cost of sales, for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies during the first quarter of fiscal 1998. Excluding this special charge, gross margin was 10.9% of net sales during the three month period ending December 31, 1997.

     For the quarter ended December 31, 1998, the Company has incurred lower fixed costs as a result of the closure of manufacturing operations in Malaysia during the later half of calendar year 1998 and has substantially reduced worldwide manufacturing headcount through layoffs and attrition. In addition, the Company, through its operational excellence program, is accelerating efforts to obtain improvements in productivity, cycle times and asset utilization in its wafer fabrication facilities and HGA and HSA manufacturing operations. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

OPERATING EXPENSES

     Research and development ("R&D") expenses were $23.7 million for the three month period ended December 31, 1998, an increase over R&D expenses of $21.7 million for the comparable period in fiscal 1998. The increase in R&D expenses in absolute dollars for the current period was attributable to increased development efforts in MR, GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three month period ended December 31, 1998, approximately $0.8 million of development funding was offset against R&D expenses. Funded R&D for the comparable period in fiscal 1998 was $1.9 million.

     Selling, general & administrative ("SG&A") expenses were $7.3 million for the three month period ended December 31, 1998, a decrease from SG&A expenses of $9.5 million for the comparable period in fiscal 1998. The decrease in SG&A expenses for the current period was due to the termination of the Company's manufacturing operations in Malaysia during the later half of fiscal 1998, the reduction in its worldwide headcount through layoffs and attrition during fiscal 1998, and continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts, and thus does not expect SG&A expenses to increase significantly in absolute dollars in the near term.

NON-OPERATING EXPENSES

     Interest expense was $7.4 million for the three month period ended December 31, 1998, a slight increase over interest expense of $7.3 million for the comparable period in fiscal 1998. The increase in interest expense for the current period was primarily due to the increase in the average debt outstanding for working capital needs and higher interest rates in the current period.

     Interest income and other, net was ($1.0 million) for the three month period ended December 1998, compared to $0.5 million for the comparable period in fiscal 1998. The decrease in interest income and other, net in the current three month period was primarily due to lower interest income on lower average cash, cash equivalent and short-term investment balances, which were insufficient to offset the foreign exchange loss incurred in the current quarter.

     During the three month period ended December 31, 1998, the Company's provision for income taxes consisted primarily of state franchise and foreign minimum taxes. The Company recorded a tax benefit rate of 20.0% for the three month period ended December 31, 1997. The Company's combined tax benefit rate was 6.5% during fiscal 1998. The decrease in the tax benefit rate during the three month period ended December 31, 1998, was primarily due to losses in the U.S. and foreign jurisdictions for which no current benefit is available.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. The Company believes its head products are transparent to Year 2000 requirements. With respect to the Company's head products, Year 2000 capable, as used herein, means that when used properly and in conformity with the product information provided by the Company, the Company's products will accurately read and write from the disk or from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technologies and products used in combination with the Read-Rite products are in Year 2000 compliance.

     The table below indicates the phases of the Year 2000 Project related to the Company's critical and priority internal systems and the expected time frames.

               PHASES OF THE PROJECT                 START DATE         END DATE
               ---------------------                 ----------         --------
High level assessment of systems...................  FY 1998       Q4 FY 98 (actual)
Detailed assessment, remediation and unit
  testing..........................................  FY 1998       Q4 FY 99 (expected)
Deployment.........................................  FY 1998..     Q4 FY 99 (expected)
Integration testing................................  FY 1998       Q4 FY 99 (expected)

     The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. The Company has contacted its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers. The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. The Company has also initiated formal communications with its critical suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. To date the Company has received assurances of Year 2000 compliance from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant.

     In fiscal 1998, a high level assessment was performed on the Company's internal systems by an outside consulting group. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 compliant. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems are proceeding simultaneously, and the Company intends to have its critical internal systems Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources and will involve both the use of internal resources and outside consultants. Certain of the Company's manufacturing, engineering, facilities, finance and human resource systems are deemed to be Year 2000 compliant as of December 31, 1998.

     The costs incurred by the Company during the three month period ended December 31, 1998, related to its Year 2000 readiness program were less than $0.5 million and to date have been less than $1 million. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $5 million over the current fiscal year. The total cost estimate does not include potential costs related to any customer, vendor, or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1998, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those on its vendors, customers, or financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

     While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The information set forth above, and elsewhere in this quarterly report, related to Year 2000 issues constitutes a "Year 2000 Readiness Disclosure" as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 Stat.2386).

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $108.7 million, total assets of $897.7 million and total long-term debt and capital leases, including the current portion, of $402.4 million. The Company's cash generated by operating activities was $5.1 million during the three months ended December 31, 1998, including non-cash charges of $44.6 million from depreciation and amortization, partially offset by an increase of $36.5 million in accounts receivable related to increased sales for the quarter.

     The Company's business is highly capital intensive. During the three months ended December 31, 1998, the Company incurred capital expenditures of $20.6 million and entered into operating leases for capital equipment of $9.4 million. Capital expenditures have primarily been made to support production capacity in Thailand and the Philippines, wafer production in the United States and Japan, and new manufacturing processes and new technologies, such as MR and GMR. The Company currently estimates capital expenditures for fiscal 1999 from between $130 million and $140 million. However, certain assets may be acquired through operating leases. Further, to the extent yields for the Company's products are lower than expected, demand for products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of December 31, 1998, total commitments for construction or purchase of capital equipment were approximately $64 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available credit facilities.

     The Company has a $150 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $100 million revolving line of credit. As of December 31, 1998, the $50 million term loan was outstanding in full and no amounts were outstanding under the $100 million revolving line of credit. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The term loan provides for interest payments which vary based on the London Interbank Offered

Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The Company was in compliance with all the covenants under the Credit Facility for the three month period ended December 31, 1998. However, if the Company experiences a material unexpected decrease in sales orders or a material unexpected increase in expenses, as it did during the three month period ended June 30, 1998, the Company may need to seek amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such amendments, if required.

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

     The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, during the first quarter of fiscal 1998 and the second half of fiscal 1996, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence, experienced a significant reduction in net sales and gross margin and incurred significant losses.

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

     Japanese competitors such as Alps, TDK, and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the GMR marketplace in particular. The Company's primary domestic competitors are Applied Magnetics ("AMC"), Headway Technologies and IBM. Fujitsu, IBM, Seagate and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, one of the Company's largest customers, Western Digital Corporation ("WD") announced an agreement with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives, and presently purchase a material percentage of its MR head requirements from IBM. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR and/or GMR products in the merchant market in volume quantities at competitive pricing.

     In its HSA business, the Company must compete against certain of its customers' internal HSA capacity, as well as against other merchant HSA manufacturers such as AMC, Kabool, Kaifa, Tandon and TDK/SAE. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

     Finally, new technologies such as pico sliders and GMR heads, which the Company has developed or is currently developing, may compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than the Company's MR heads now in commercial production. Additionally, other manufacturers may already have or may develop more advanced MR technology or MR production capability than the Company. For example, Alps, IBM, TDK, and Yamaha have been expanding their manufacturing operations to make GMR heads. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory, optical disk drives or extensions of MIG technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

     The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning, and late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant and abrupt reduction in demand for this product, and in fiscal 1998 generally due to industry conditions. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations. Further, during the three month period ended June 30, 1998, the Company incurred restructuring costs of $93.7 million, principally reflecting the Company's strategy to align worldwide operations with current industry conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the decision to significantly reduce and cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at its other manufacturing locations.

     The Company's three largest customers, Maxtor, Samsung and WD, accounted for 89% of net sales during the three month period ended December 31, 1998, during which the Company produced HGAs in volume for 5 customers, HSAs in volume for 4 customers and tape drive products in volume for 4 customers. Given the small number of disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the last three quarters of fiscal 1998, late in fiscal 1996 and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in the first quarter of fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

     This dependence upon a limited number of customers, means that acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate, a competitor of the Company, acquired the tape head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Although the Company has recently become a supplier to Seagate, Seagate has significant internal disk and tape head manufacturing capacity, so there can be no assurance that the Company will continue to be a supplier to Seagate. In fiscal 1998, Hyundai sold part of their holdings in Maxtor to the public. While the Company has remained a supplier to Maxtor notwithstanding these changes in ownership, there can be no assurance that Maxtor will continue purchasing a significant quantity of its head requirements from the Company. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and is owned 51% by MKE. In October 1998, Quantum and MKE announced that the joint venture would be dissolved.

     Finally, in 1998, WD and IBM announced a hard disk drive component supply and technology licensing agreement. The Company does not yet know the precise impact this agreement will have on the Company's net sales to WD, but anticipates that this agreement will contribute significantly to IBM's ability to sustain or increase its market share at WD, which would make it more difficult for the Company to sustain its own market share with this key customer. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

     Technology changes rapidly in the Company's industry. These rapid changes require the Company to both address obsolescence of old technologies and anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per 3.5 inch advanced inductive head products were

Read-Rite's last generation inductive products sold for the desktop market. The Company expects continued small sales of advanced inductive products to the removable storage market.

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

     During fiscal 1998, the Company's primary net sales were derived from thin film inductive and MR products, which required substantial investments in product development and manufacturing equipment and facilities to effectively extend the performance of these products to compete with new products supporting higher areal densities. To maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company shipped 21.6 million MR heads (including heads in HSAs and Tape Head products), accounting for 95% of net sales for the three month period ended December 31, 1998. The Company intends to continue investing significant resources in MR and GMR product development and manufacturing equipment. The Company anticipates primarily all of is sales for fiscal 2000 will be derived from sales of MR and GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR and GMR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on new product programs.

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

     The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1998 of $186.2 million, compared to $272.8 million in fiscal 1997, and plans to spend between approximately $130 million and $140 million in fiscal 1999. However, certain assets may be acquired through operating Leases. As of December 31, 1998, total commitments for construction or purchase of capital equipment were approximately $64 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996, and in fiscal 1998, when net sales declined quarter to quarter.

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

     In addition, several Asian countries, including Japan, Thailand and the Philippines, have experienced significant economic downturns and significant fluctuations in the value of their currencies relative to the U.S. dollar. The Company believes the worldwide decrease in demand for disk drives during fiscal 1998 is, in part, impacted by the economic downturn in these markets, and thus has negatively impacted the Company's net sales during the last three quarters of fiscal 1998. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars

COMPLEX MANUFACTURING PROCESSES

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

     The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the second half of fiscal 1996 and during the first two quarters of fiscal 1998, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's common stock in the past has been subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 -- January 22, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of the California Corporations Law, the California Civil Code (those sections prohibiting fraud), and the California Business and Professions Code. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. In May 1997, the Superior Court entered an order (1) sustaining the demurrers of certain defendants to the California Corporations Code cause of action and overruling the demurrers of Read-Rite Corporation and certain other defendants to that same cause of action; and (2) sustaining the demurrers of all defendants as to the remaining causes of action.

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

     In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Edward McDaid against the Company and certain of its officers and directors (the "McDaid Federal Action"). The McDaid Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of July 19, 1995 -- June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the McDaid Federal Action seek damages of an unspecified amount. The Ferrari Federal Action and the McDaid Federal Action were consolidated into one action by the court, in the Read-Rite Corp. Securities Litigation (the "Consolidated Action").

     In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, 1996 -- June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount. Plaintiffs in the McDaid Federal Action moved in June 1997 to dismiss their complaint. This motion was granted by the court. In June 1997, defendants successfully moved to consolidate the Nevius Federal Action with the Consolidated Action.

     In August 1998, the court in the Consolidated Action granted defendants motion to dismiss but granted plaintiffs leave to file an amended complaint. In January 1999, plaintiffs filed their amended complaint.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1    Financial Data Schedule (electronic filing only)

     (b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 1999                          /s/ JOHN T. KURTZWEIL

                                          --------------------------------------
                                                    John T. Kurtzweil
                                               Vice President, Finance and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION
--------                           -----------
  27.1     Financial Data Schedule (electronic filing only)