Form 10-Q
period 1999-03-31
READ RITE CORP /DE/
filed 1999-05-11
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
                                ----------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER: 0-19512

                                 ---------------

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

                                 ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   On April 30, 1999, 49,667,313 shares of the registrant's common stock were issued and outstanding.

================================================================================


                                                  INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
                                        PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................................

            Consolidated Condensed Statements of Operations -- Three Months and Six Months
              Ended March 31, 1999 and 1998....................................................      3

            Consolidated Condensed Balance Sheets -- March 31, 1999 and
              September 30, 1998...............................................................      4

            Consolidated Condensed Statements of Cash Flows -- Six Months Ended
              March 31, 1999 and 1998..........................................................      5

            Notes to Consolidated Condensed Financial Statements...............................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................     10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................     20

                                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................     21

Item 6.     Exhibits and Reports on Form 8-K...................................................     22

            Signature..........................................................................     22

            Exhibit 27.1 -- Financial Data Schedule............................................


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                              ----------------------------    ---------------------------
                                                 1999            1998            1999            1998
                                              ---------       ---------       ---------       ---------

Net sales                                     $ 206,187       $ 187,072       $ 436,375       $ 448,443
Cost of sales                                   194,932         217,486         390,259         564,624
                                              ---------       ---------       ---------       ---------
     Gross margin                                11,255         (30,414)         46,116        (116,181)

Research & development                           23,783          23,906          47,515          45,637
Selling, general & administrative                 7,504           9,234          14,793          18,730
                                              ---------       ---------       ---------       ---------
     Total operating expenses                    31,287          33,140          62,308          64,367
                                              ---------       ---------       ---------       ---------
     Operating loss                             (20,032)        (63,554)        (16,192)       (180,548)

Interest income (expense) and other, net         (6,498)         (6,410)        (14,914)        (13,259)
                                              ---------       ---------       ---------       ---------
     Loss before income taxes and
          minority interest                     (26,530)        (69,964)        (31,106)       (193,807)
Provision (benefit) for income taxes               (139)             50             (91)        (24,719)
Minority interest in net loss of
     consolidated subsidiary                     (6,973)         (7,843)        (12,719)        (15,988)
                                              ---------       ---------       ---------       ---------
     Net loss                                 $ (19,418)      $ (62,171)      $ (18,296)      $(153,100)
                                              =========       =========       =========       =========

Loss per share:
     Basic                                    $   (0.39)      $   (1.29)      $   (0.37)      $   (3.17)
     Diluted                                  $   (0.39)      $   (1.29)      $   (0.37)      $   (3.17)
Shares used in per share computations:
     Basic                                       49,168          48,323          49,097          48,305
     Diluted                                     49,168          48,323          49,097          48,305

   See accompanying notes to the consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       ASSETS
                                                                        MARCH 31,      SEPTEMBER 30,
                                                                           1999             1998(a)
                                                                      -----------       -------------
                                                                       (UNAUDITED)

Cash and cash equivalents .......................................      $    98,659       $    62,444
Short-term investments ..........................................           53,266            46,038
Accounts receivable, net ........................................           93,154           110,337
Inventories .....................................................           65,678            52,367
Prepaid expenses and other current assets .......................            8,779            10,061
                                                                       -----------       -----------
          Total current assets ..................................          319,536           281,247
Property, plant and equipment ...................................        1,223,051         1,250,055
Less: Accumulated depreciation ..................................          697,068           676,422
                                                                       -----------       -----------
  Property, plant and equipment, net ............................          525,983           573,633
Intangible and other assets .....................................           18,748            24,920
                                                                       -----------       -----------
          TOTAL ASSETS ..........................................      $   864,267       $   879,800
                                                                       ===========       ===========

                   LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                        SUBSIDIARY AND STOCKHOLDERS' EQUITY
Short-term borrowing ............................................      $    22,602       $     7,399
Accounts payable ................................................           91,708            89,857
Accrued compensation and benefits ...............................           27,484            28,943
Other accrued liabilities .......................................           37,367            42,365
Current portion of long-term debt and
  capital lease obligations .....................................           16,698            15,065
                                                                       -----------       -----------
          Total current liabilities .............................          195,859           183,629
Convertible subordinated notes ..................................          345,000           345,000
Other long-term debt and capital lease obligations ..............           45,071            43,248
Other long-term liabilities .....................................           30,047            31,978
                                                                       -----------       -----------
          Total liabilities .....................................          615,977           603,855
                                                                       -----------       -----------
Minority interest in consolidated subsidiary ....................           29,297            42,016
Preferred stock, $0.0001 par value ..............................               --                --
Common stock, $0.0001 par value .................................                5                 5
Additional paid-in capital ......................................          366,576           363,176
Accumulated deficit .............................................         (146,890)         (128,593)
Accumulated other comprehensive loss ............................             (698)             (659)
                                                                       -----------       -----------
          Total stockholders' equity ............................          218,993           233,929
                                                                       -----------       -----------
          TOTAL LIABILITIES, MINORITY INTEREST IN
           CONSOLIDATED SUBSIDIARY AND
           STOCKHOLDERS' EQUITY .................................      $   864,267       $   879,800
                                                                       ===========       ===========

----------

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1998.

   See accompanying notes to the consolidated condensed financial statements.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           MARCH  31,
                                                                   -------------------------
                                                                      1999            1998
                                                                   ---------       ---------
OPERATING ACTIVITIES
Net loss ....................................................       $(18,296)      $(153,100)
Adjustments required to reconcile net loss to cash
  provided by operations:
  Depreciation and amortization .............................         97,366         139,532
  Minority interest in net loss of consolidated subsidiary ..        (12,719)        (15,988)
  Other, net ................................................             11         (25,420)
Changes in assets and liabilities:
  Accounts receivable .......................................         17,183          53,916
  Inventories ...............................................        (13,311)         30,199
  Prepaid expenses and other current assets .................          1,282            (512)
  Accounts payable and accrued liabilities ..................         (4,458)        (24,490)
                                                                   ---------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES .................         67,058           4,137
                                                                   ---------       ---------
INVESTING ACTIVITIES
Capital expenditures ........................................        (48,220)       (125,990)
Maturities of available-for-sale investments ................        417,813         258,919
Purchase of available-for-sale investments ..................       (425,041)       (143,781)
Other assets and liabilities, net ...........................          2,546          (4,387)
                                                                   ---------       ---------
  NET CASH USED IN INVESTING ACTIVITIES .....................        (52,902)        (15,239)
                                                                   ---------       ---------
FINANCING ACTIVITIES
Payment of other long-term debt and capital lease obligations          3,456          (5,722)
Proceeds from short-term borrowing ..........................         15,203              --
Proceeds from issuance of common stock ......................          3,400           3,214
                                                                   ---------       ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......         22,059          (2,508)
                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents ........         36,215         (13,610)
Cash and cash equivalents at beginning of period ............         62,444         118,589
                                                                   ---------       ---------
Cash and cash equivalents at end of period ..................      $  98,659       $ 104,979
                                                                   =========       =========
Supplemental disclosures of non-cash activities:
  Issuance of common stock under 401(k) plan ................      $      --       $     512


   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

   Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The second quarters of fiscal 1999 and 1998 ended on March 28, 1999, and March 29, 1998, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1999 and fiscal 1998 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

   In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The six month period ended March 31, 1998, included a special charge to cost of sales of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 1999. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1998 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

   Inventories consisted of the following at (in thousands):

                                MARCH 31,    SEPTEMBER 30,
                                  1999         1998
                                 -------      -------
Raw material .. ..............   $11,187      $ 8,653
Work-in-process ..............    33,488       39,516
Finished goods ...............    21,003        4,198
                                 -------      -------
          Total inventories ..   $65,678      $52,367
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

The following table presents the calculation of basic and diluted loss per share:

                                               THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                               ----------------------------      --------------------------
                                                    1999            1998            1999            1998
                                                 ---------       ---------       ---------       ---------
                                                            (In thousands, except per share data)
BASIC NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                      $ (19,418)      $ (62,171)      $ (18,296)      $(153,100)
                                                 ---------       ---------       ---------       ---------
Denominator:
   Weighted average number of common shares
     outstanding during the period                  49,168          48,323          49,097          48,305
                                                 ---------       ---------       ---------       ---------
Basic net loss per share                         $   (0.39)      $   (1.29)      $   (0.37)      $   (3.17)
                                                 =========       =========       =========       =========
DILUTED NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                      $ (19,418)      $ (62,171)      $ (18,296)      $(153,100)
                                                 ---------       ---------       ---------       ---------
Denominator:
   Weighted average number of common shares
     outstanding during the period                  49,168          48,323          49,097          48,305
                                                 ---------       ---------       ---------       ---------
Diluted net loss per share                       $   (0.39)      $   (1.29)      $   (0.37)      $   (3.17)
                                                 =========       =========       =========       =========

   For the three and six months ended March 31, 1999, incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) of approximately 1,912,000 shares and 1,778,000 shares, respectively, and assumed conversion of the Company's convertible subordinated debentures of 8.6 million shares for the three and six months ended March 31, 1999, were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. CUSTOMER CONCENTRATION

   The Company's three largest customers accounted for 88% of net sales during the six month period ended March 31, 1999. Given the small number of disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and will continue to have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5. RESTRUCTURING COSTS

   During fiscal year 1998, the Company incurred restructuring costs of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations. This restructuring activity was substantially complete as of March 31, 1999.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the beginning of the three month period ending December 31, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net loss or total stockholders' equity.

   The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                         ------------------------        -------------------------
                                          MARCH 31,       MARCH 31,       MARCH 31,      MARCH 31,
                                            1999            1998            1999            1998
                                         ---------       ---------       ---------       ---------

Net income (loss)                        $ (19,418)      $ (62,171)      $ (18,296)      $(153,100)
Change in unrealized gain (loss) on
     available-for-sale investments            (32)           (195)            (38)         (1,212)

                                         ---------       ---------       ---------       ---------
Comprehensive income (loss)              $ (19,450)      $ (62,366)      $ (18,334)      $(154,312)
                                         =========       =========       =========       =========


   Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

NOTE 7. LEGAL PROCEEDINGS

   On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By Order dated May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action alleges violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint.

   On January 16, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action also seek damages of an unspecified amount.

   On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, to June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint with leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. A hearing on that motion is scheduled for June 7, 1999.

   There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to both of these actions (the Ferrari State Action and the Consolidated Federal action), and intends to defend each of them vigorously.

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

NOTE 8. SUBSEQUENT EVENTS

   On April 20, 1999, the Company drew down the entire $100 million under its revolving line of credit.

   On April 26, 1999, the Company announced it would record restructuring charges of approximately $25 to $30 million against operating income in the third quarter of fiscal 1999. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charge is comprised of approximately $5 million for reduction of personnel due to consolidation of certain operations, approximately $18 to $23 million for the write off or write down of equipment, intangibles and other assets, and approximately $2 million for various other expenses. In connection with the restructuring charges, the Company had a workforce reduction of approximately 2,500 employees. All of those employees will be terminated by the end of May 1999. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of June 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

   Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards fewer heads per hard disk drive and competitive pricing pressure will continue through fiscal 1999; the Company's expectation that it will report a net loss for fiscal 1999; the Company's expectation that magnetoresistive ("MR") products will account for a majority of net sales during fiscal 1999; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 1999; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near-term; the Company's plan to spend less than $120 million on capital expenditures during Fiscal 1999, however, certain assets may be acquired through operating leases; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months; the Company plans to pursue opportunities to continue to improve the efficiency of its operations; the Company's plan to have its critical internal systems be Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

   Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on MR and Giant MR ("GMR") product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; the Company's ability to maintain its bank covenants; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

NET SALES

   Net sales were $206.2 million and $436.4 million for the three and six month periods ended March 31, 1999, respectively, compared to net sales of $187.1 million and $448.4 million for the comparable periods in fiscal 1998. Net sales for the current three month period ending March 31, 1999, increased due to higher head gimbal assembly ("HGA") unit sales and headstack assembly ("HSA") unit sales as compared to the comparable period in fiscal 1998. The higher volume in the current three month period was offset by significantly lower HGA and HSA average selling prices ("ASPs").

   The decrease in the Company's net sales for the first six months of fiscal 1999 compared to the comparable period in fiscal 1998 was primarily attributable to a substantial decrease in ASPs for HGAs and HSAs. HGA and HSA pricing was lower due to competitive pricing pressure in the disk drive industry and components industry. This competitive pricing pressure was offset by significant increases in HGA and HSA unit sales. Further, the number of HGAs per HSAs decreased 14.4% in the current six month period compared to the comparable six month period in fiscal 1998. The Company expects the trend towards fewer heads per disk drive and competitive pricing pressure to continue through fiscal 1999.

   For the six month period ended March 31, 1999, a substantial majority of the Company's net sales were derived from MR products which is consistent with the Company's strategy to transition its production to MR recording heads in the prior fiscal year. Net sales generated from MR products (including Tape Head) increased to $412.9 million for the six month period ended March 31, 1999, from net sales of $262.0 million for the comparable period in fiscal 1998. The Company's largest volume MR product platform for the six month period ended March 31, 1999, consisted of recording heads for 4.3 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of MR products was more than offset, however, by the decrease in net sales of inductive products. Net sales generated from inductive products decreased to $21.2 million for the six month period ended March 31, 1999, from net sales of $179.6 million for the comparable period in fiscal 1998. The Company expects that MR products will account for a majority of net sales during fiscal 1999.

   Read-Rite shipped 19.3 million and 42.0 million recording heads (including recording heads shipped in HSAs and Tape Head), and 4.3 million and 8.5 million HSAs, for the three and six month periods ended March 31, 1999, respectively. In fiscal 1998, the Company shipped 15.0 million and 37.4 million recording heads, and 3.3 million and 7.4 million HSAs, for the three and six month periods ended March 31, 1998, respectively. The Company's product mix continued to be predominately made up of HSAs, as net sales of HSAs accounted for 79% and 78% of total net sales for the three and six month periods ended March 31, 1999, respectively, compared to 87% and 83% of total net sales for the comparable periods in fiscal 1998.

   The Company's three largest customers accounted for 86% and 88% of net sales for the three and six month periods ended March 31, 1999, respectively, compared to 92% and 86% of net sales for the comparable periods in fiscal 1998. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

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

   HSAs typically have a lower gross margin as a percentage of sales, than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margin on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produces a lower aggregate gross margin as a percentage of sales, on HSA net sales compared to HGA net sales.

   The Company's gross margin was 5.5% and 10.6% of net sales for the three and six month periods ended March 31, 1999, compared to gross margin (loss) of (16.3%) and (25.9%) of net sales, for the comparable periods in fiscal 1998. The improvement in gross margin during the three month period ended March 31, 1999, compared to the comparable period in fiscal year 1998, was primarily attributable to an increase in total unit sales in relation to fixed costs, a product mix slightly less weighted towards HSAs, and higher manufacturing yields. The improvement in gross margin during the six month period ended March 31, 1999, in comparison to the same period in fiscal 1998 was primarily attributable to a special charge of $114.8 million to cost of sales, for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies during the first quarter of fiscal 1998. Excluding this special charge, gross margin (loss) was (0.3%) of net sales during the six month period ending March 31, 1998. In addition, the Company's operational excellence program and improved manufacturing yields have improved both HGA and HSA manufacturing costs.

   For the three and six month periods ended March 31, 1999, the Company has incurred lower fixed costs as a result of the closure of manufacturing operations in Malaysia during the latter half of calendar year 1998 and has substantially reduced worldwide manufacturing headcount through layoffs and attrition. In addition, the Company, through its operational excellence program, is accelerating efforts to gain improvements in productivity, cycle times and asset utilization in its wafer fabrication facilities and HGA and HSA manufacturing operations. Furthermore, the Company continues to evaluate opportunities to streamline its manufacturing operations to further reduce its manufacturing costs. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

OPERATING EXPENSES

   Research and development ("R&D") expenses were $23.8 million and $47.5 million for the three and six month periods ended March 31, 1999, respectively, compared to R&D expenses of $23.9 million and $45.6 million for the comparable period in fiscal 1998. The Company continues to invest a significant portion of its resources for development efforts in GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. In absolute dollars, the Company has maintained its investment in R&D over the comparable three and six month periods but expects this investment to decrease slightly as the Company continues its cost containment efforts. From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three and six month periods ended March 31, 1999, approximately $2.0 million and $2.8 million, respectively, of development funding was offset against R&D expenses. Funded R&D for the comparable periods in fiscal 1998 were $2.4 million and $4.3 million, respectively.

   Selling, general & administrative ("SG&A") expenses were $7.5 million and $14.8 million for the three and six month periods ended March 31, 1999, respectively, a decrease from SG&A expenses of $9.2 million and $18.7 million for the comparable periods in fiscal 1998. The decreases in SG&A expenses for the current periods were due to the termination of the Company's manufacturing operations in Malaysia during the later half of fiscal 1998, the reduction in its worldwide headcount through layoffs and attrition during fiscal 1998, and continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts.

NON-OPERATING EXPENSES

   Interest expense was $6.9 million and $14.3 million for the three and six month periods ended March 31, 1999, respectively, a decrease over interest expense of $7.7 million and $15.0 million for the comparable periods in fiscal 1998. The decreases in interest expense for the current periods were primarily due to the decrease in the average long-term debt outstanding as a result of scheduled repayments on debt, and lower interest rates in the current periods. However, interest expense will increase in future quarters as a result of the Company's draw down of the entire $100 million under its revolving line of credit on April 20, 1999.

   Interest income and other, net was $0.4 million and ($0.6 million) for the three and six month periods ended March 31, 1999, compared to $1.3 million and $1.7 million for the comparable periods in fiscal 1998. The decreases in interest income and other, net for the current periods were primarily due to foreign exchange losses, lower interest income due to lower average investment balances, and lower interest rates on short-term investments, partially offset by higher royalty income.

   During the six month period ended March 31, 1999, the Company recorded a tax benefit rate of 0.3%, which consisted primarily of certain foreign tax benefit net of state franchise tax expense. The Company recorded a tax benefit rate of 12.8% for the six month period ended March 31, 1998. The decrease in the tax benefit rate during the six month period ended March 31, 1999, was primarily due to losses in the U.S. and foreign jurisdictions for which no current benefit is available.

   On April 26, 1999, the Company announced it would record restructuring charges of approximately $25 to $30 million against operating income in the third quarter of fiscal 1999. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charge is comprised of approximately $5 million for reduction of personnel due to consolidation of certain operations, approximately $18 to $23 million for the write off or write down of equipment, intangibles and other assets, and approximately $2 million for various other expenses. In connection with the restructuring charges, the Company had a workforce reduction of approximately 2,500 employees. All of those employees will be terminated by the end of May 1999. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of June 1999.

YEAR 2000 READINESS DISCLOSURE

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date data with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. The Company believes its HGA and HSA products are transparent to Year 2000 requirements. With respect to the Company's products, Year 2000 capable, as used herein, means that when used properly and in conformity with the product information provided by the Company, the Company's products will accurately read and write from the disk or from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technologies and products used in combination with the Read-Rite products are in Year 2000 compliance.

   The table below indicates the phases of the Year 2000 Project related to the Company's critical and priority internal systems and the expected time frames.

             PHASES OF THE PROJECT                 START DATE         END DATE
             ---------------------                 ----------         --------

High level assessment of systems...................  FY 1998     Q4 FY 98 (actual)
Detailed assessment, remediation and unit testing..  FY 1998     Q4 FY 99 (expected)
Deployment.........................................  FY 1998     Q4 FY 99 (expected)
Integration testing................................  FY 1998     Q4 FY 99 (expected)

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

   In fiscal 1998, a high level assessment was performed on the Company's internal systems by an outside consulting group. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 compliant. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems are proceeding simultaneously, and the Company intends to have its critical internal systems Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources and will involve both the use of internal resources and outside consultants. Certain of the Company's manufacturing, engineering, facilities, finance and human resource systems are deemed to be Year 2000 compliant as of March 31, 1999.

   The costs incurred by the Company during the six month period ended March 31, 1999, related to its Year 2000 readiness program were less than $0.5 million and cumulatively to date have been less than $1 million. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $5 million over the current fiscal year. The total cost estimate does not include potential costs related to any customer, vendor, or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1998, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those on its vendors, customers, or financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $151.9 million, total assets of $864.3 million and total long-term debt and capital leases, including the current portion, of $406.8 million. The Company's cash generated by operating activities was $67.1 million during the six months ended March 31, 1999, including non-cash charges of $97.4 million from depreciation and amortization. On April 26, 1999, the Company announced it would record restructuring charges of approximately $25 to $30 million. As a result of this action, the Company expects quarterly savings of approximately $10 to $15 million when fully implemented.

   The Company's business is highly capital intensive. During the six months ended March 31, 1999, the Company incurred capital expenditures of $48.2 million and entered into operating leases for capital equipment of $12.5 million. Capital expenditures have primarily been made to support production capacity in Thailand and the Philippines, wafer production in the United States and Japan, and new manufacturing processes and new technologies, such as GMR. The Company currently estimates capital expenditures for fiscal 1999 to be less than $120 million. However, certain assets may be acquired through operating leases. Further, to the extent yields for the Company's products are lower than expected, demand for products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of March 31, 1999, total commitments for construction or purchase of capital equipment were approximately $46 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations and, if necessary, from available credit facilities.

   The Company has a $150 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $100 million revolving line of credit. As of March 31, 1999, the $50 million term loan was outstanding in full and no amounts were outstanding under the $100 million revolving line of credit. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. On April 20, 1999, subsequent to the quarter end, the Company drew down the entire $100 million under its revolving line of credit in order to enhance its cash position. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The Company was in compliance with all the covenants under the Credit Facility for the three month period ended March 31, 1999. However, if the Company experiences a decrease in revenues or an increase in expenses, as it did during the three month period ended June 30, 1998, the Company could, under the terms of the Credit Facility, be deemed in default and may need to seek waivers for any such default, or amendments to maintain compliance with the covenants of the Credit Facility. There can be no assurance the Company will be successful in obtaining such waivers or amendments, if required.

   In addition, in March 1999, the Company's wholly owned subsidiary, Read-Rite (Thailand) Company Limited ("RRT"), completed a four year $10 million refinance with Industrial Finance Corporation of Thailand ("IFCT"). The IFCT loan is secured by certain facilities of RRT and is guaranteed by the Company. The IFCT term loan provides for semi-annual interest and principal payments, beginning in September 1999, with interest varying based on LIBOR plus an applicable margin.

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

   The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, during the first quarter of fiscal 1998 and the second half of fiscal 1996, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence experienced a significant reduction in net sales, gross margin, and incurred significant losses.

COMPETITION

   The disk drive industry is intensely competitive, both at the drive level and the component level, and is characterized by short product life cycles and substantial price declines over the life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of new technologies and pricing for products incorporating such technology. Other significant factors are customer support, product quality, and the ability to reach volume production rapidly. Failure to execute with respect to any of these factors would likely have a material adverse effect on the Company's net sales and gross margin.

   Japanese competitors such as Alps, TDK, and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the GMR marketplace in particular. The Company's primary domestic competitors are Applied Magnetics ("AMC"), Headway Technologies, and IBM. Fujitsu, IBM, Seagate and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, one of the Company's largest customers, Western Digital Corporation ("WD") announced an agreement with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives, and WD presently purchases a material percentage of its MR head requirements from IBM. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing advanced MR and/or GMR products in the merchant market in volume quantities at competitive pricing.

   In its HSA business, the Company must compete against other merchant HSA manufacturers such as AMC, Kabool, Kaifa, Tandon and TDK/SAE. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

   Finally, new technologies such as pico sliders and GMR heads, which the Company has developed or is currently developing, will compete in the future with the Company's current head technologies and may support areal density capabilities significantly greater than the Company's MR heads now in commercial production. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. For example, Alps, IBM, TDK, and Yamaha have been expanding their manufacturing operations to make pico sliders and GMR heads, and it is believed that certain of these competitors have already begun to ship GMR technology product in volume. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

   The Company's three largest customers, Maxtor, Samsung and WD, accounted for 86% of net sales during the three month period ended March 31, 1999, during which the Company shipped HGAs in volume for four customers, HSAs in volume for four customers and tape head products in volume for four customers. Given the small number of disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the last three quarters of fiscal 1998, late in fiscal 1996, and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in the first quarter of fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

   This dependence upon a limited number of customers, means that acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate acquired the tape head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Although the Company has recently become a supplier to Seagate, Seagate has significant internal disk and tape head manufacturing capacity, so there can be no assurance that the Company will continue to be a supplier to Seagate. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and was owned 51% by MKE. In October 1998, Quantum and MKE announced that the joint venture was dissolved, but MKE retained the slider fabrication and HGA assembly factory. MKE is currently still operating this facility. As such, there are no assurances MKE will not re-enter the wafer fabrication business and become a full line manufacturer, which could impact the Company's ability to supply HGAs to Quantum again in the future.

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

RAPID TECHNOLOGICAL CHANGE

   Technology changes rapidly in the Company's industry. These rapid changes require the Company to both address obsolescence of old technologies and anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film 1.3GB per 3.5 inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. The Company's 1.3GB per 3.5 inch advanced inductive head products were Read-Rite's last generation inductive products sold for the desktop market. The Company expects continued small sales of advanced inductive products primarily to the removable storage market for the balance of the fiscal year.

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

   The Company is investing significant resources in GMR product development and manufacturing equipment. The Company anticipates a substantial majority of its sales for fiscal 2000 will be derived from sales of GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing GMR heads at acceptable manufacturing yields and to achieve consistent design-in wins on new product programs.

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

   The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1998 of $186.2 million, compared to $272.8 million in fiscal 1997, and plans to spend less than $120 million in fiscal 1999. However, certain assets may be acquired through operating Leases. As of March 31, 1999, total commitments for construction or purchase of capital equipment were approximately $46 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as in fiscal 1996 and in fiscal 1998, when net sales declined quarter to quarter. Furthermore, within this volatile industry, the Company must be ever vigilant on its capital expenditures, especially towards duplicating equipment requirements in the Company's wafer fabs in Fremont, California, and Osaka, Japan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Please refer to the Form 10-K for the year ended September 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By Order dated May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action alleges violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint.

   On January 16, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendents made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action also seek damages of an unspecified amount.

   On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, to June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action seek damages of an unspecified amount.

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint with leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. A hearing on that motion is scheduled for June 7, 1999.

   There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes it has meritorious defenses to both of these actions (the Ferrari State Action and the Consolidated Federal action), and intends to defend each of them vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       27.1    Financial Data Schedule (electronic filing only)

   (b) Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1999                  /s/    JOHN T. KURTZWEIL
                               ---------------------------------------------
                                           John T. Kurtzweil
                                      Vice President, Finance and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBITS                   DESCRIPTION
      --------                   -----------

        27.1    Financial Data Schedule (electronic filing only)
