Form 10-Q
period 1999-06-30
READ RITE CORP /DE/
filed 1999-08-02
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
                                ----------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

   On July 14, 1999, 49,675,744 shares of the registrant's common stock were issued and outstanding.

================================================================================

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
                                      PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................................
            Consolidated Condensed Statements of Operations -- Three Months and Nine Months
              Ended June 30, 1999 and 1998.....................................................      3
            Consolidated Condensed Balance Sheets -- June 30, 1999 and
              September 30, 1998...............................................................      4
            Consolidated Condensed Statements of Cash Flows -- Nine Months Ended
              June 30, 1999 and 1998...........................................................      5
            Notes to Consolidated Condensed Financial Statements...............................      6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations....................................................................     11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................     21

                                         PART II. OTHER INFORMATION
Item 1.     Legal Proceedings..................................................................     22
Item 6.     Exhibits and Reports on Form 8-K...................................................     23
            Signature..........................................................................     23
            Exhibit 27.1 -- Financial Data Schedule............................................


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE  30,   NINE MONTHS ENDED JUNE 30,
                                            ----------------------------   --------------------------
                                                1999           1998            1999            1998
                                            ---------       ---------       ---------       ---------
Net sales                                   $ 174,766       $ 184,247       $ 611,141       $ 632,690
Cost of sales - on net sales                  193,421         198,996         583,680         648,820
Cost of sales - special charges                     0               0               0         114,800
                                            ---------       ---------       ---------       ---------
     Gross margin                             (18,655)        (14,749)         27,461        (130,930)

Research & development                         24,677          23,353          72,192          68,990
Selling, general & administrative               7,045           8,556          21,838          27,286
Restructuring cost                             37,685          93,728          37,685          93,728
                                            ---------       ---------       ---------       ---------
     Total operating expenses                  69,407         125,637         131,715         190,004
                                            ---------       ---------       ---------       ---------
     Operating loss                           (88,062)       (140,386)       (104,254)       (320,934)

Interest expense                                7,989           7,301          22,262          22,266
Interest income and other, net                  2,084           2,795           1,443           4,501
                                            ---------       ---------       ---------       ---------
     Loss before income taxes and
          minority interest                   (93,967)       (144,892)       (125,073)       (338,699)
Provision (benefit) for income taxes .        (25,879)             74         (25,970)        (24,645)
Minority interest in net loss of
     consolidated subsidiary                  (10,793)         (7,816)        (23,512)        (23,804)
                                            ---------       ---------       ---------       ---------
     Net loss                               ($ 57,295)      ($137,150)      ($ 75,591)      ($290,250)
                                            =========       =========       =========       =========

Loss per share:
     Basic                                  ($   1.16)      ($   2.82)      ($   1.53)      ($   5.99)
     Diluted                                ($   1.16)      ($   2.82)      ($   1.53)      ($   5.99)
Shares used in per share computations:
     Basic                                     49,540          48,702          49,245          48,437
     Diluted                                   49,540          48,702          49,245          48,437

   See accompanying notes to the consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS
                                                              JUNE 30,   SEPTEMBER 30,
                                                                1999        1998(a)
                                                              ---------    --------
                                                             (UNAUDITED)

Cash and cash equivalents.................................    $ 113,028    $ 62,444
Short-term investments....................................      111,396      46,038
Accounts receivable, net..................................       79,898     110,337
Inventories...............................................       42,114      52,367
Prepaid expenses and other current assets.................        8,218      10,061
                                                              ---------    --------
          Total current assets............................      354,654     281,247
Property, plant and equipment.............................    1,222,186   1,250,055
Less: Accumulated depreciation............................      743,298     676,422
                                                              ---------    --------
  Property, plant and equipment, net......................      478,888     573,633
Other assets..............................................       18,510      24,920
                                                              ---------    --------
          TOTAL ASSETS....................................    $ 852,052    $879,800
                                                              =========    ========

                 LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                       SUBSIDIARY AND STOCKHOLDERS' EQUITY
Short-term borrowing......................................    $      --    $  7,399
Accounts payable..........................................       89,271      89,857
Accrued compensation and benefits.........................       30,481      28,943
Other accrued liabilities.................................       44,862      42,365
Current portion of long-term debt and capital lease
  obligations...............................................     19,477      15,065
                                                              ---------    --------

          Total current liabilities.......................      184,091     183,629
Convertible subordinated notes............................      345,000     345,000
Other long-term debt and capital lease obligations........      105,856      43,248
Other long-term liabilities...............................        5,863      31,978
                                                              ---------    --------
          Total liabilities...............................      640,810     603,855
                                                              ---------    --------
Minority interest in consolidated subsidiary..............       46,836      42,016
Preferred stock, $0.0001 par value........................           --          --
Common stock, $0.0001 par value...........................            5           5
Additional paid-in capital................................      369,245     363,176
Accumulated deficit.......................................     (204,184)   (128,593)
Accumulated other comprehensive loss......................         (660)       (659)
                                                              ---------    --------
          Total stockholders' equity......................      164,406     233,929
                                                              ---------    --------

          TOTAL LIABILITIES, MINORITY INTEREST IN
           CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS'
           EQUITY.........................................    $ 852,052    $879,800
                                                              =========    ========

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

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                      -----------------
                                                                     1999              1998
OPERATING ACTIVITIES
Net loss .................................................      $   (75,591)      $  (290,250)

Adjustments required to reconcile net loss to
  cash provided by operations:
  Depreciation and amortization ..........................          141,800           187,361
  Non-cash portion of restructuring costs ................           29,732            77,205

  Minority interest in net loss of consolidated subsidiary          (23,512)          (23,804)
  Other, net .............................................               --             2,804
Changes in assets and liabilities:
  Accounts receivable ....................................           30,439            89,178
  Inventories ............................................           10,253            31,618
  Prepaid expenses and other current assets ..............            1,843             2,385
  Accounts payable,  accrued  liabilities and income taxes
    payable                                                         (20,735)          (64,753)
                                                                -----------       -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....           94,229           (11,744)
                                                                -----------       -----------
INVESTING ACTIVITIES
Capital expenditures .....................................          (74,469)         (156,216)
Maturities of available-for-sale investments .............        1,480,554           418,426
Purchase of available-for-sale investments ...............       (1,545,912)         (319,913)
Other assets and liabilities, net ........................            2,160            (2,901)
                                                                -----------       -----------
  NET CASH USED IN INVESTING ACTIVITIES ..................         (137,667)          (60,604)
                                                                -----------       -----------
FINANCING ACTIVITIES
Proceeds from long-term debt and capital
 lease obligations .......................................           22,000                --
Payments under long-term debt and capital lease
 obligations .............................................           (9,980)           (6,843)
Proceeds from borrowings under line of credit ............          100,000                --
Payment under line of credit .............................          (45,000)               --
Proceeds from short-term borrowings ......................           20,933                --
Proceeds from issuance of common stock ...................            6,069             5,789
                                                                -----------       -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....           94,022            (1,054)
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents .....           50,584           (49,914)
Cash and cash equivalents at beginning of period .........           62,444           118,589
                                                                -----------       -----------
Cash and cash equivalents at end of period ...............      $   113,028       $    68,675
                                                                ===========       ===========

Supplemental disclosures of non-cash activities:
  Conversion of long-term debt to minority
   interest in subsidiary ................................      $    28,332       $        --
  Issuance of common stock under 401(k) plan .............      $       792       $     2,579
Supplemental disclosures of cash flow information:
  Interest paid during the period ........................      $    16,657       $    15,649
  Income taxes paid (refunded) during the period .........      $      (324)      $       200


   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

   Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The third quarters of fiscal 1999 and 1998 ended on June 27, 1999, and June 28, 1998, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every sixth or seventh fiscal year; however, both fiscal 1999 and fiscal 1998 are 52-week years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

NOTE 2. INVENTORIES

   Inventories are stated at the lower of standard cost or market. Cost is computed on a currently adjusted standard basis, which approximates actual cost on a first-in, first-out method. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes to cover estimated exposures. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, and the impact of competitor announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand.

   Inventories consisted of the following at (in thousands):

                                 JUNE 30,    SEPTEMBER 30,
                                  1999           1998
                                 -------      -----------
Raw material ..............      $ 6,844      $ 8,653
Work-in-process ...........       20,379       39,516
Finished goods ............       14,891        4,198
                                 -------      -------
          Total inventories      $42,114      $52,367
                                 =======      =======


NOTE 3. CALCULATION OF EARNINGS (LOSS) PER SHARE

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

   For periods in which the Company had a net loss, the basic and diluted net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

The following table presents the calculation of basic and diluted loss per share:

                                                Three Months Ended June 30,      Nine Months Ended June 30,
                                                ---------------------------      --------------------------
                                                    1999           1998             1999            1998
                                                 ---------       ---------       ---------       ---------
                                                            (In thousands, except per share data)

BASIC NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                      $ (57,295)      $(137,150)      $ (75,591)      $(290,250)
                                                 ---------       ---------       ---------       ---------
Denominator:
   Weighted average number of common shares
     outstanding during the period                  49,540          48,702          49,245          48,437
                                                 ---------       ---------       ---------       ---------
Basic net loss per share                         $   (1.16)      $   (2.82)      $   (1.53)      $   (5.99)
                                                 =========       =========       =========       =========
DILUTED NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                      $ (57,295)      $(137,150)      $ (75,591)      $(290,250)
                                                 ---------       ---------       ---------       ---------
Denominator:

  Weighted average number of common shares
   outstanding during the period                    49,540          48,702          49,245          48,437
                                                 =========       =========       =========       =========
Diluted net loss per share                       $   (1.16)      $   (2.82)      $   (1.53)      $   (5.99)
                                                 =========       =========       =========       =========

   For the three and nine months ended June 30, 1999, incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) of approximately 326,000 shares and 1,294,000 shares, respectively, and assumed conversion of the Company's convertible subordinated debentures of 8.6 million shares for the three and nine months ended June 30, 1999, were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. CUSTOMER CONCENTRATION

   The Company's three largest customers, Maxtor, Samsung and Western Digital, accounted for 89% of net sales during the nine month period ended June 30, 1999. Given the small number of disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and will continue to have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5. SPECIAL CHARGES

   During November 1997, the Company was informed by its customers that primarily all of its inductive head programs were to be terminated. As a result, inventories which were being built by the Company in anticipation of customer orders immediately became obsolete. The Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, by accelerating its MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred, during the first quarter of fiscal 1998, a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment ($54.9 million) and inventory ($59.4 million) associated with the phase-out of advanced inductive technologies. The equipment disposed of primarily related to inductive wafer fabrication, test, and assembly equipment that was considered to be obsolete. The fair value of the assets was determined based upon salvage value, as no further uses were identified.

NOTE 6. RESTRUCTURING COSTS -  FISCAL YEAR 1999

   During the quarter ended June 30, 1999, the Company incurred restructuring costs of $37.7 million primarily associated with down-sizing the Company's workforce and capacities to reflect current industry conditions. The charges include the write-down of excess and obsolete equipment of $29.7 million due to the transition to Giant Magnetoresistive ("GMR") technology, $4.5 million for severance payments to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively. The following table reflects the 1999 restructuring charge:

                            Facilities and                    Lease
                              Equipment      Severance     Commitments       Other           Total
                              ---------      ---------     -----------       -----           -----

Restructuring Charge           $ 29,732       $  4,451       $  3,104       $    398       $ 37,685

Write-Off and Write-Downs       (29,732)            --             --             --        (29,732)

Cash Charges                         --         (4,451)        (2,764)           (32)        (7,247)
                               --------       --------       --------       --------        -------

Reserve Balances as of
June 30, 1999                  $     --       $     --       $    340       $    366       $    706
                               ========       ========       ========       ========       ========

   The 1999 restructuring charge is not a continuation of the 1998 restructuring charge as the 1998 charge was primarily due to the Company's decision to cease operations in Malaysia. Subsequent to the 1998 charge, industry conditions worsened and demand for the Company's products continued to decline. The continued decrease in demand caused excess capacities in the Company's manufacturing plants. These industry conditions, and the Company's transition to GMR technology, caused the company to take this restructuring charge in 1999. See "Business Risks". The Company believes that its current capacity and headcount levels are now more closely aligned with anticipated operating levels. However, if current industry conditions do not improve, or the Company does not achieve timely customer qualifications on new products, additional actions will be necessary in the near term.

NOTE 7. RESTRUCTURING COSTS - FISCAL YEAR 1998

   During the third quarter of fiscal 1998, the Company recorded restructuring costs of $93.7 million. These charges reflected the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing operations. The restructuring charges were primarily associated with the Company's decision to cease manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations. The assets disposed of in Malaysia include manufacturing equipment for assembly and test operations, and related facilities and leasehold improvements. The assets disposed of in other manufacturing locations primarily relate to manufacturing equipment for slider fabrication, assembly and test processes that were considered to be excess or obsolete. The fair value of the assets was determined based upon salvage value, as no further uses were identified. As of March 31, 1999, all of the restructuring activities had been completed for the 1998 restructuring charge, and there was no balance remaining in the reserve. The following table reflects the 1998 restructuring charge:


                                                Facilities and
                                                   Equipment      Goodwill      Severance        Other          Total
                                                   --------       --------       --------       --------       --------
Original Restructuring Estimate                    $ 69,955       $  7,250       $  9,960       $  6,563       $ 93,728

Non-Cash Write-Off and Write-Downs                  (69,955)        (7,250)            --             --        (77,205)

Cash Charges                                             --             --         (8,272)        (5,025)       (13,297)

Change in Reserve Estimate                               --             --           (958)           958             --
                                                   --------       --------       --------       --------       --------

Reserve Balances as of September 30, 1998                --             --            730          2,496          3,226


Additional Charges                                       --             --           (730)        (2,496)        (3,226)
                                                   --------       --------       --------       --------       --------

Reserve Balances as of March 31, 1999              $     --       $     --       $     --       $     --       $     --
                                                   ========       ========       ========       ========       ========


The components of the "Other" expenses in the restructuring table above include cancellation of purchase orders, write-down of excess inventory, cost of disposal of obsolete equipment, various professional fees, cancellation of service agreements, and utilities and facilities maintenance for the Malaysian factory.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss) are as follows (in thousands):

                                            Three Months Ended                 Nine Months Ended
                                         --------------------------      ---------------------------
                                         June 30,          June 30,         June 30,       June 30,
                                           1999              1998            1999            1998
                                         ---------       ---------       ---------       ---------

Net income (loss)                        $ (57,295)      $(137,150)      $ (75,591)      $(290,250)
Change in unrealized gain (loss) on
     available-for-sale investments             37             664              (1)           (548)

                                         ---------       ---------       ---------       ---------
Comprehensive income (loss)              $ (57,258)      $(136,486)      $ (75,592)      $(290,798)
                                         ---------       ---------       ---------       ---------


   Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

NOTE 9. LONG-TERM LIABILITIES

   In April 1999, the Company drew down $100.0 million on its revolving line of credit, and paid back $45.0 million during the June quarter. Subsequent to the end of the June 30, 1999 quarter, the Company drew down $45.0 million, the remaining portion of its revolving credit facility. The loan is secured by the assets of Read-Rite Corporation and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of Read-Rite Corporation. The terms of the loan require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The Company was in compliance with all covenants under the credit facility for the three month period ended June 30, 1999. However, given the current industry conditions, the Company expects to be in violation of certain financial covenants at the end of the 1999 fiscal year and will need to seek a waiver or amendment to cure such non-compliance. There can be no assurance the Company will be successful in obtaining such a waiver or amendment and the $100.0 million line of credit and $42.5 million term loan could become immediately payable.

   In June 1999, the Company's wholly owned subsidiary, Read-Rite Philippines, Inc. (RRPI) completed a five-year $12.0 million refinance with one of its financial institutions. The loan is secured by certain facilities and equipment of RRPI. The loan provides for quarterly interest and principal payments beginning September 1999, with interest based upon SIBOR (Singapore Interbank Offered Rate) plus an applicable margin. In the three month period ended March 31, 1999, the Company's wholly owned subsidiary, Read-Rite (Thailand) Company limited ("RRT"), completed a four-year $10.0 million refinance with Industrial Finance Corporation of Thailand ("IFCT"). The IFCT loan is secured by certain facilities of RRT and is guaranteed by the Company. The IFCT term loan provides for semi-annual interest and principal payments, beginning in September 1999, with interest varying based on Singapore Interbank Offer Rate ("SIBOR") plus an applicable margin.

NOTE 10. LEGAL PROCEEDINGS

   On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari ("Ferrari") and Mark S. Goldman ("Goldman") against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By an Order dated May 16, 1997, the court sustained the dismissal of certain defendants to the entire complaint, and sustained the dismissal of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the defendants remaining after the May 16,1997 Order answered the complaint.

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

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint but granted plaintiffs leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. Oral argument on defendants' motion to dismiss was held on June 7, 1999, but no ruling has yet been rendered by the court on that motion. There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions.

   The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions (the Ferrari State Action and the Consolidated Federal Action). Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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


NOTE 11. TAX BENEFIT

   During the quarter ended June 30, 1999, the Company recorded a tax benefit of $25.9 million. The tax benefit was primarily attributable to the elimination of tax accruals no longer required as a result of tax audit and statute closures during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

   Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the industry trend towards fewer heads per hard disk drive and competitive pricing pressure will continue into fiscal 2000; the Company's expectation that it will report a net loss for fiscal 1999; the Company's expectation that magnetoresistive ("MR") products will account for a majority of net sales during fiscal 1999; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 1999; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near-term; the Company's plan to acquire less than $120.0 million on capital equipment during fiscal 1999, including the potential acquisition of certain assets through operating leases; the Company's belief that its liquid assets, credit facilities and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months; the Company plans to pursue opportunities to continue to improve the efficiency of its operations; the Company's plan to have its critical internal systems to be Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

   Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on Giant MR ("GMR") product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures and other working capital needs; the Company's ability to obtain waivers or amendments to the bank covenants in its current credit facilities; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

NET SALES

   Net sales were $174.8 million and $611.1 million for the three and nine month periods ended June 30, 1999, respectively, compared to net sales of $184.2 million and $632.7 million for the comparable periods in fiscal 1998. Net sales for the current three month period ending June 30, 1999, decreased due to lower average selling prices ("ASPs") for both head gimbal assembly ("HGA") unit sales and headstack assembly ("HSA") unit sales as compared to the comparable period in fiscal 1998. The negative impact of lower ASPs on net sales in the current three month period was partially offset by higher unit sales volume for both HGA and HSA.

   The decrease in the Company's net sales for the first nine months of fiscal 1999 compared to the comparable period in fiscal 1998 was attributable to a substantial decrease in ASPs for HGAs and HSAs. HGA and HSA pricing were lower due to competitive pricing pressure in the disk drive industry and components industry. Further, the number of HGAs per HSA decreased 12.0% in the current nine month period compared to the comparable nine month period in fiscal 1998. This negative impact on net sales from competitive pricing pressure and lower HGAs per HSA was partially offset by significant increases in HGA and HSA unit sales. The Company expects the trend towards fewer heads per disk drive and competitive pricing pressure to continue into fiscal 2000.

   For the nine month period ended June 30, 1999, a substantial majority of the Company's net sales were derived from MR products which is consistent with the Company's strategy to transition its production to MR recording heads in the prior fiscal year. Net sales generated from MR products (including Tape Head) increased to $579.2 million for the nine month period ended June 30, 1999, from net sales of $429.7 million for the comparable period in fiscal 1998. The Company's largest volume MR product platform for the nine month period ended June 30, 1999 consisted of recording heads for the 4.3 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of MR products was more than offset, however, by the decrease in net sales of advanced inductive products. Net sales generated from inductive products decreased to $27.5 million for the nine month period ended June 30, 1999, from net sales of $203.0 million for the comparable period in fiscal 1998.

   Read-Rite shipped 16.1 million and 58.1 million recording heads (including recording heads shipped in HSAs and Tape Head), and 4.0 million and 12.6 million HSAs, for the three and nine month periods ended June 30, 1999, respectively. In fiscal 1998, the Company shipped 15.2 million and 52.6 million recording heads (including recording heads shipped in HSAs and Tape Head), and 3.6 million and
11.0 million HSAs, for the three and nine month periods ended June 30, 1998, respectively. The Company's product mix continued to be predominately made up of HSAs, as net sales of HSAs accounted for 88% and 81% of total net sales for the three and nine month periods ended June 30, 1999, respectively, compared to 90% and 86% of total net sales for the comparable periods in fiscal 1998.

   The Company's three largest customers accounted for 92% and 89% of net sales for the three and nine month periods ended June 30, 1999, respectively, compared to 93% and 88% of net sales for the comparable periods in fiscal 1998. For a discussion of certain risks associated with the Company's business, see "Business Risks."

GROSS MARGIN

   The Company's gross margin is primarily influenced by average unit sales prices, the level of unit sales in relation to fixed costs, manufacturing yields, and product mix. The relative impact of each of these factors fluctuates from time to time. HSAs typically have a lower gross margin, as a percentage of sales, than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produce a lower aggregate gross margin, as a percentage of sales, on HSA net sales compared to HGA net sales.

   The Company's gross margin was (10.7%) and 4.5% of net sales for the three and nine month periods ended June 30, 1999, compared to gross margin of (8.0%) and (20.7%) of net sales, for the comparable periods in fiscal 1998. The decline in gross margin during the three month period ended June 30, 1999, compared to the comparable period in fiscal year 1998, was primarily attributable to a substantial decrease in ASPs for HGAs and HSAs. HGA and HSA pricing were lower due to competitive pricing pressure in the disk drive and components industry. The improvement in gross margin during the nine month period ended June 30,

1999, in comparison to the same period in fiscal 1998 was primarily attributable to a special charge of $114.8 million to cost of sales, for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies during the first quarter of fiscal 1998. Excluding this special charge, gross margin was (2.5%) of net sales during the nine month period ending June 30, 1998. In addition, the improved gross margin during the nine month period ended June 30, 1999 was attributable to the Company's continued focus on productivity, cycle time reduction, asset utilization, and to higher manufacturing yields which had a positive impact on both HGA and HSA manufacturing costs.

   For the three and nine month periods ended June 30, 1999, the Company has incurred lower fixed costs as a result of the closure of its manufacturing operations in Malaysia during the fourth quarter of the 1998 fiscal year, and has substantially reduced worldwide manufacturing headcount through layoffs and attrition. In addition, the Company, through its operational excellence program, is accelerating efforts to gain improvements in productivity, cycle times and asset utilization in its wafer fabrication facilities and HGA and HSA manufacturing operations. Furthermore, the Company continues to evaluate opportunities to streamline its manufacturing operations to further reduce its manufacturing costs. For a discussion of certain risks associated with the Company's business, see "Business Risks."

OPERATING EXPENSES

   Research and development ("R&D") expenses were $24.7 million and $72.2 million for the three and nine month periods ended June 30, 1999, respectively, compared to R&D expenses of $23.4 million and $69.0 million for the comparable period in fiscal 1998. The Company continues to invest a significant portion of its resources for development efforts in GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. In absolute dollars, the Company has maintained its investment in R&D over the comparable three and nine month periods but expects this investment to decrease slightly as the Company continues its cost containment efforts. From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three and nine month periods ended June 30, 1999, $0 and $2.8 million of development funding was offset against R&D expenses. Funded R&D for the comparable periods in fiscal 1998 were $2.3 million and $6.9 million, respectively.

   Selling, general & administrative ("SG&A") expenses were $7.0 million and $21.8 million for the three and nine month periods ended June 30, 1999, respectively, a decrease from SG&A expenses of $8.6 million and $27.3 million for the comparable periods in fiscal 1998. The decreases in SG&A expenses for the three and nine month periods ended June 30, 1999, as compared to the comparable periods in fiscal 1998 were due to the termination of the Company's manufacturing operations in Malaysia during the later half of fiscal 1998, the reduction in the Company's worldwide headcount through layoffs and attrition during fiscal 1999, and continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts.

RESTRUCTURING COSTS

   During the three-month period ended June 30, 1999, the Company incurred restructuring costs of $37.7 million. The restructuring costs were primarily associated with down-sizing the Company's workforce and capacities to reflect current industry conditions. The charges include the write-down of excess and obsolete equipment of $29.7 million due to the transition to Giant Magnetoresistive ("GMR") technology, $4.5 million for severance payment to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively.

   During the three-month period ended June 30, 1998, the Company incurred restructuring costs of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to significantly reduce and ultimately cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

   The 1998 restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write-off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. As of March 31, 1999, all of the 1998 restructuring activities were completed, and there was no balance remaining in the reserve.

   The Company believes that its current capacity and headcount levels are now more closely aligned with anticipated operating levels. However, if current industry conditions do not improve, or the Company does not achieve timely customer qualifications on new products, additional actions will be necessary in the near term. Such actions could have a material adverse effect on the Company's financial condition and results of operations.

NON-OPERATING EXPENSES

   Interest expense was $8.0 million and $22.3 million for the three and nine month periods ended June 30, 1999, respectively, compared to interest expense of $7.3 million and $22.3 million for the comparable periods in fiscal 1998. The increase in interest expense for the current period was mainly due to the higher average borrowings under a $100 million revolving line of credit.

   Interest income and other, net was $2.1 million and $1.4 million for the three and nine month periods ended June 30, 1999, compared to $2.8 million and $4.5 million for the comparable periods in fiscal 1998. The decreases in interest income and other, net for the current periods were primarily due to foreign exchange losses, partially offset by higher interest income due to higher average investments, and by higher royalty income.

   During the quarter ended June 30, 1999, the Company recorded a tax benefit of $25.9 million. The tax benefit was primarily attributable to the elimination of tax accruals no longer required as a result of tax audit and statute closures during the quarter.

YEAR 2000 READINESS DISCLOSURE

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date with it. The Company has a program to assess the capability of its products to determine whether or not they are in Year 2000 compliance. The Company believes its HGA and HSA products are transparent to Year 2000 requirements. With respect to the Company's products, Year 2000 capable, as used herein, means that when used properly and in conformity with the product information provided by the Company, the Company's products will accurately read and write from the disk or from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technologies and products used in combination with the Read-Rite products are in Year 2000 compliance.

   The table below indicates the phases of the Year 2000 Project related to the Company's critical and priority internal systems and the expected time frames.

             PHASES OF THE PROJECT                   START DATE        END DATE
             ---------------------                   ----------  -------------------
High level assessment of systems ..................    FY 1998   Q4 FY 98 (actual)
Detailed assessment, remediation and unit testing..    FY 1998   Q4 FY 99 (expected)
Integration testing ...............................    FY 1998   Q4 FY 99 (expected)
Deployment ........................................    FY 1998   Q4 FY 99 (expected)

An object, as used herein, is defined as any unit such as manufacturing and networking equipment, computer hardware, off-the-shelf or customized software, a facility or security system or any other asset used in business operations. The Company has identified a total of 10,722 objects. The Company will evaluate for date usage and Y2K compliance, and either remedy, dispose of, or replace if found to be non-compliant. If the evaluation of the object finds that the object uses no dates, or is already Y2K compliant, or if the object has been made compliant through replacement or upgrades, it is deemed to be complete. As of June 30, 1999, 7,544 objects, or 70%, were deemed complete. The Company is also 88% complete on those objects that are considered critical to delivery of product to its customers.

   The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. The Company has contacted its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from a number of those customers. The Company anticipates that substantial litigation may be brought against vendors, including the Company, for all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. The Company has also initiated formal communications with its critical suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' who fail to remedy their own Year 2000 issue. To date the Company has received assurances of Year 2000 compliance from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant.

   In fiscal 1998, an outside consulting group performed a high level assessment on the Company's internal systems. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 compliant. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems are proceeding simultaneously, and the Company intends to have its critical internal systems Year 2000 compliant by October 1, 1999, the first day of the Company's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources and will involve both the uses of internal resources and outside consultants. Certain of the Company's manufacturing, engineering, facilities, finance and human resource systems are deemed to be Year 2000 ready as of June 30, 1999.

   The costs incurred by the Company during the nine month period ended June 30, 1999, related to its Year 2000 readiness program were less than $2.0 million and cumulatively to date have been less than $2.5 million. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $4 million over the current fiscal year. The total cost estimate does not include potential costs related to any customer, vendor claims, or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1998, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 compliant. There can be no assurance that the Company will have identified all such dependencies (including those for its vendors, customers, and financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

   While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, could have material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The information set forth above, and elsewhere in this quarterly report, related to Year 2000 issues constitutes a "Year 2000 Readiness Disclosure" as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 Stat.2386).

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $224.4 million, total assets of $852.1 million and total long-term debt and capital leases, including the current portion of $470.3 million. Total cash, cash equivalents and short-term investments increased $115.9 million for the nine months ending June 30, 1999, which includes cash from operations of $94.2 million.

   Accounts receivable, net decreased $30.4 million for the nine months ended June 30, 1999 due to lower net sales in the second half of the quarter ending June 30, 1999 as compared to the second half of the quarter ending September 30, 1998, and more favorable collection terms from two major customers.

   Inventories decreased for the nine months ending June 30, 1999 generating $10.3 million in cash. This decrease was due to lower net sales in the second half of the quarter ending June 30, 1999 as compared to the second half of the quarter ending September 30, 1998. Inventory turns increased significantly in the June quarter of fiscal 1999 as compared to the September quarter of fiscal 1998 due to the Company's continued focus on cycle time reduction.

   Accounts payable, accrued liabilities, and income taxes payable decreased by $20.7 million for the nine months ending June 30, 1999, of which $24.3 million was due to income tax accruals no longer required as a result of audit and statute closures.

   Proceeds provided by financing activities were $94.0 million, of which net proceeds from the line of credit was $55.0 million, refinancing activity from Read-Rite (Thailand) Company Limited ("RRT") was $10.0 million, refinancing activity from Read-Rite Philippines, Inc. ("RRPI") was $12.0 million, payment under long-term debt and capital lease obligations was $10.0 million, proceeds from the issuance of common stock was $6.1 million, and an infusion of $28.3 million of equity, net of reduction of short term borrowings of $7.4 million by Sumitomo Metal, Incorporated, a minority interest shareholder.

   The Company's business is highly capital intensive. During the nine months ended June 30, 1999, the Company incurred capital expenditures of $74.5 million and entered into operating leases for capital equipment of $12.5 million. Capital expenditures have primarily been made to support production capacity in Thailand and the Philippines, wafer production in the United States and Japan, and new manufacturing processes and new technologies, such as GMR. The Company currently estimates acquisitions of capital equipment for fiscal 1999 to be less than $120.0 million, including assets obtained through operating leases. Further, to the extent yields for the Company's products are lower than expected, demand for products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of June 30, 1999, total commitments for construction or purchase of capital equipment were approximately $57.4 million. The Company expects to fund such commitments from available cash and cash equivalents, cash flows from operations, the continued use of capital and operating leases and the remaining $45.0 million of the credit facility, which was drawn down in July 1999.

   The Company has a $150.0 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50.0 million term loan and a $100.0 million revolving line of credit. As of June 30, 1999, $45.0 million of the term loan and $55.0 million of the revolving line of credit were outstanding. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of Read-Rite Corporation and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The term loan provides for interest payments, which vary, based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The Company was in compliance with all the covenants under the Credit Facility for the three month period ended June 30, 1999. However, given the current industry conditions, the Company expects to be in violation of certain financial covenants at the end of the 1999 fiscal year and will need to seek a waiver or amendment to cure such non-compliance. There can be no assurance the Company will be successful in obtaining such a waiver or amendment and the borrowing could become immediately payable. On July 2, 1999, the Company borrowed the remaining $45.0 million under its revolving line of credit.

   In addition, in March 1999, the Company's wholly owned subsidiary, RRT, completed a four-year $10.0 million refinance with IFCT. The IFCT loan is secured by certain facilities of RRT and is guaranteed by the Company. The IFCT term loan provides for semi-annual interest and principal payments, beginning in September 1999, with interest varying based on SIBOR plus an applicable margin.

   In June 1999, the Company's wholly owned subsidiary, RRPI completed a five-year $12.0 million refinance with United Coconut Planters Bank. The loan is secured by certain facilities and equipment of RRPI. The loan provides for quarterly interest and principal payments beginning September 1999, with interest based upon SIBOR plus an applicable margin.

   The Company believes that its current level of liquid assets, credit facilities, and cash expected to be generated from operations will be sufficient to fund its operations for the next twelve months. However, if the Company is unsuccessful in obtaining a waiver or amendment to the bank covenant or its current credit facilities, industry conditions worsen further or current industry conditions continue longer than anticipated, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs will increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may again need to raise additional capital. The Company may seek such capital through additional bank facilities, debt or equity offerings, or other sources. Further, the Company may elect from time to time to seek additional financing to the extent available. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

BUSINESS RISKS

   The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. The key risk factors facing the Company today relate to its transition to GMR technology, its ability to ship GMR in volume to its customers to their schedules and maintaining its liquidity during this transition.

RAPID TECHNOLOGICAL CHANGE

   Technology changes rapidly in the Company's industry. These rapid changes require the Company to both address obsolescence of old technologies and anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition, and results of operations. The Company is investing significant resources in GMR product development and manufacturing equipment. The Company anticipates a substantial majority of its sales for fiscal 2000 will be derived from sales of GMR products, which had minimal sales in fiscal 1999. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing GMR heads at acceptable manufacturing yields and to achieve consistent design-in wins on new product programs. For example, in the second half of fiscal 1999, the industry made a faster transition to GMR than anticipated and the Company had limited design-ins at our customers. As such, its sales will decline sequentially in the fourth fiscal quarter of 1999 and its next heads will be the first GMR products from the Company to ship in volume to a broader customer base. Given this, the Company currently anticipates a rebound in sales during the first quarter of fiscal year 2000.

   For the Company to maintain its market position, the Company must continually and timely improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

   The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. The Company's three largest customers, Maxtor, Samsung and WD, accounted for 92% of net sales during the three month period ended June 30, 1999, during which the Company shipped HGAs in volume for three customers, HSA in volume for four customers and Tape Head products in volume for four customers. Given the small number of disk drive and tape drive manufacturers who require an independent source of HGA, HSA or Tape Head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the last three quarters of fiscal 1998, late in fiscal 1996, and in the second half of fiscal 1993, as well as the reduction in orders for advanced inductive products and the bankruptcy filing by Micropolis in the first quarter of fiscal 1998, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

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

   This dependence upon a limited number of customers means that acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, Seagate acquired the Tape Head operations of AMC in fiscal 1995, completed the acquisition of Conner Peripherals, Inc. (then a major customer of the Company) in fiscal 1996, and completed the acquisition of Quinta Corporation, the Company's partner and sole customer for its magneto-optical head development effort, in August 1997. Although the Company has recently become a supplier to Seagate, Seagate has significant internal disk and Tape Head manufacturing capacity, so there can be no assurance that the Company will continue to be a supplier to Seagate. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In 1994, Quantum, a principal customer of the Company with no previous magnetic recording head capacity, acquired Digital Equipment Corporation's recording head and disk drive operations. In May 1997, Quantum further announced the formation of a joint venture with its primary manufacturing partner in Japan, MKE, to manufacture MR recording heads for rigid disk drives. According to the announcement, this new venture took over Quantum's existing recording head operations and was owned 51% by MKE. In October 1998, Quantum and MKE announced that the joint venture was dissolved, but MKE retained the slider fabrication and HGA assembly factory. MKE is currently still operating this facility. As such, there are no assurances MKE will not re-enter the wafer fabrication business and become a full line manufacturer, which could impact the Company's ability to supply HGAs to Quantum again in the future.

   Finally, in 1998, WD and IBM announced a hard disk drive component supply and technology licensing agreement. The Company does not know the precise impact this agreement will have on the Company's future sales to WD, but anticipates that this agreement will contribute significantly to IBM's ability to sustain or increase its market share at WD, which would make it more difficult for the Company to sustain its own market share with this key customer. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

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

   Japanese competitors such as TDK, Alps, Hitachi and Yamaha have been aggressively competing for business in the United States and in Japan, targeting the GMR marketplace in particular. The Company's primary domestic competitors are Applied Magnetics ("AMC"), Headway Technologies, and IBM. Fujitsu, IBM, Seagate and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, one of the Company's largest customers, Western Digital Corporation ("WD") announced an agreement in June 1998 with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop hard disk drives, and WD presently purchases a material percentage of its MR head requirements from IBM. The Company's competitive position could be materially and adversely affected if one or more of these competitors is successful in marketing GMR products in the merchant market in volume quantities at competitive pricing.

   In its HSA business, the Company must compete against other merchant HSA manufacturers such as Kaifa, Tandon and TDK/SAE. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

   Finally, new technologies such as pico sliders and GMR heads, which the Company has developed, will support customer demand for products with areal density capabilities significantly greater than the Company's MR head. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. For example, Alps, IBM, TDK, and Yamaha have already begun to ship GMR technology product in volume. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

   The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1998 of $186.2 million, and plans to acquire less than $120.0 million in capital equipment in fiscal 1999, and may acquire certain of those capital assets through operating leases. As of June 30, 1999, total commitments for construction or purchase of capital equipment were approximately $57.4 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional expenditures, and that there will not be periods when net sales declined quarter to quarter. Furthermore, within this volatile industry, the Company must be ever vigilant on its capital expenditures, especially towards avoiding duplication of equipment requirements in the Company's wafer fabs in Fremont, California, and Osaka, Japan.

COMPLEX MANUFACTURING PROCESSES

   The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company has developed an automation process, which it is planning on deploying into its factories in Thailand and the Philippines, to achieve increased efficiencies over the next six months. The Company's forward product pricing reflects this assumption of improving manufacturing efficiencies, and as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity of manufacturing MR and GMR products, and by the compression of product life cycles which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high volume manufacturing conducive to higher manufacturing yields and declining costs.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

   As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources for certain key materials such as wafer substrates, photoresist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, our suppliers are generally determined in advance by our customers. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

INVENTORY RISKS

   Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take in response additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or to further cancellations by customers.

   The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable and, typically, very short life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from their end customer, they will not pull the inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk. To help offset this risk, the Company is also attempting to implement this inventory management tool with its suppliers. Certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the first two quarters of fiscal 1998, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

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

   In addition, several Asian countries, including Japan, Thailand and the Philippines, are still experiencing fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars.

   The Company continues to operate its joint venture in Japan, RRSMI. The joint venture's objective is to capture business in the Japanese market. The future of the joint venture depends on its ability to succeed in this market place. It is possible that if they are not successful, the Company would need to re-evaluate RRSMI's future.

VOLATILITY OF STOCK PRICE

   The trading price of the Company's common stock in the past has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Please refer to the Form 10-K for the year ended September 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari ("Ferrari") and Mark S. Goldman ("Goldman") against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By an Order dated May 16, 1997, the court sustained the dismissal of certain defendants to the complaint, and sustained the dismissal of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the defendants remaining after the May 16, 1997 Order answered the complaint.

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

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint but granted plaintiffs leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. Oral argument on defendants' motion to dismiss was held on June 7, 1999, but no ruling has yet been rendered by the court on that motion. There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions.

   The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions (the Ferrari State Action and the Consolidated Federal Action). Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. Failure by the Company to obtain a favorable resolution of the claims set forth in any of these actions could have a material adverse effect on the Company's business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

        27.1    Financial Data Schedule (electronic filing only)
        27.2    Financial Data Schedule (electronic filing only)
        27.3    Financial Data Schedule (electronic filing only)
        27.4    Financial Data Schedule (electronic filing only)
        27.5    Financial Data Schedule (electronic filing only)


   (b) Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 1999              /s/         JOHN T. KURTZWEIL
                               ------------------------------------------------
                                              John T. Kurtzweil
                                     Senior Vice President, Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBITS                   DESCRIPTION
     --------                   -----------

        27.1    Financial Data Schedule (electronic filing only)
        27.2    Financial Data Schedule (electronic filing only)
        27.3    Financial Data Schedule (electronic filing only)
        27.4    Financial Data Schedule (electronic filing only)
        27.5    Financial Data Schedule (electronic filing only)
