Form 10-K405/A
period 1998-09-30
READ RITE CORP /DE/
filed 1999-09-29
CIK 819480

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                    ---------

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

      AMENDED FILING OF FORM 10-K FOR 1998 CHANGES TO CERTAIN INFORMATION

This amendment is being filed for the sole purpose of amending certain information under Part II of Form 10-K for 1998: Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations Gross Margin - Fiscal 1997 Compared to Fiscal 1996 (pp. 21), Restructuring Costs (pp. 22), and Liquidity and Capital Resources (pp. 24); the Consolidated Statement of Operations (pp. 29); and the Notes to the Consolidated Financial Statements (pp. 32-47). All other information in the originally filed Form 10-K was presented as of athe December 22, 1998 filing date, or earlier as indicated, and has not been updated in this amended filing.

                                ----------------

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

    The Company's net sales to its largest customers during fiscal 1998 and fiscal 1997 were as follows (as a percentage of net sales):


CUSTOMERS                                           1998   1997
- ---------                                          ------------
Western Digital................................      49%    51%
Maxtor.........................................      25%    13%
Samsung........................................      15%     5%
Quantum........................................       3%    18%
All Others.....................................       8%    13%
                                                   ----   ----
                                                    100%   100%


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

EXECUTIVE OFFICERS

    The Company's executive officers are:


NAME                                  AGE                              POSITION

Cyril J. Yansouni................     56   Chairman of the Board of Directors and Chief Executive Officer
Alan S. Lowe.....................     36   President and Chief Operating Officer
Michael A. Klyszeiko.............     59   Executive Vice President, Operations
Peter G. Bischoff................     58   Executive Vice-President and Co-President, Read-Rite SMI
James Murphy.....................     39   Senior Vice President, Customer Business Units


Mark Re..........................     38   Senior Vice President, Research and Development
John T. Kurtzweil................     42   Vice President, Finance and Chief Financial Officer
Sherry F. McVicar................     46   Vice President, Human Resources


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


                                                   HIGH         LOW
                                                -----------  --------
Fiscal year ending September 30, 1998

     First Quarter..........................    $  26 13/16  $ 15 3/8
     Second Quarter.........................       17 9/16     12 3/8
     Third Quarter..........................       15 1/4       6 13/16
     Fourth Quarter.........................        9 17/32     5 1/2
Fiscal year ending September 30, 1997

     First Quarter..........................       26 3/8      15 3/8
     Second Quarter.........................       33 1/8      24 7/8
     Third Quarter..........................       32 5/8      19 7/8
     Fourth Quarter.........................       29          19 7/8
Fiscal year ending September 30, 1996

     First Quarter..........................       39 1/8      21 3/4
     Second Quarter.........................       25 1/8      16 3/4
     Third Quarter..........................       26 1/8      12 15/16
     Fourth Quarter.........................       15 3/4       9 7/8


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


                                                     1998(1)       1997(2)      1996(3)       1995         1994(4)
                                                  ------------  ------------ ------------ ------------  ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                Net sales......................    $  808,622    $1,162,050    $991,118    $1,003,040     $638,589
                Gross margin...................      (132,780)      238,806     103,654       264,040       93,193
                Operating income (loss)........      (352,910)      119,713       7,789       177,846       31,836
                Net income (loss)..............      (319,747)       76,179     (42,986)      123,565       19,694
                Basic  net  income   (loss)  per
                share..........................        (6.59)          1.61       (0.92)         2.69         0.44
                Diluted  net  income  (loss) per
                share..........................        (6.59)          1.56       (0.92)         2.60         0.43
                Total assets...................    $  879,800    $1,301,481    $908,672    $  939,457     $630,592
                Long-term obligations..........       388,248       403,871     172,037       137,406       52,414

- ----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the Company as a percentage of net sales for the three fiscal years ended September 30, 1998:


                                                                 1998    1997     1996
                                                               ------- -------  ------
              Net sales....................................     100.0%  100.0%   100.0%
              Cost of sales................................     116.4    79.4     89.5
                                                               ------  ------   ------
              Gross margin.................................     (16.4)   20.6     10.5
              Operating expenses:
                Research and development...................      11.4     5.6      5.3
                Selling, general and administrative........       4.2     4.7      4.4
                Restructuring costs........................      11.6     --       --
                                                               ------  -----    -----
                        Total operating expenses...........      27.2    10.3      9.7
                                                               ------  ------   ------
              Operating income.............................     (43.6)   10.3      0.8
              Interest expense.............................       3.7     1.4      1.3
              Interest income and other, net...............       0.9     0.8      0.9
                                                               ------  ------   ------
              Income (loss) before provision (benefit) for
               income                                           (46.4)    9.7      0.4
                taxes and minority interest................
              Provision (benefit) for income taxes.........      (3.0)    2.5      3.5
                                                               ------  ------   ------
              Income (loss) before minority interest.......     (43.4)    7.2     (3.1)
              Minority interest in net income (loss) of

               consolidated subsidiary.....................      (3.8)    0.6      1.2
                                                               ------  ------   ------
              Net income (loss)............................     (39.6)    6.6     (4.3)
                                                               ======  ======   ======


NET SALES

    The following tables set forth certain sales information for the Company's largest customers and HGA/HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 1998:


                                        1998   1997   1996
                                       ------ ------ -----
Customers
  Western Digital..................      49%    51%    43%
  Maxtor...........................      25%    13%    12%
  Samsung..........................      15%     5%    --
  Quantum..........................       3%    18%    29%
  All Others.......................       8%    13%    16%
                                       ----   ----   ----
                                        100%   100%   100%
                                       ----   ----   ----
HGA/HSA Product Mix

  HGA..............................      11%    31%    41%
  HSA..............................      86%    67%    57%
  Tape and Other...................       3%     2%     2%
                                       ----   ----   ----
                                        100%   100%   100%
                                       ----   ----   ----


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

Fiscal 1997 Compared to Fiscal 1996

    The Company's gross margin was 20.6% of net sales during fiscal 1997, compared to a gross margin of 10.5% of net sales during fiscal 1996. The fiscal 1996 gross margin included special charges which totaled approximately $42.3 million. During the second half of fiscal 1996, the Company experienced a sudden reduction in certain customer programs, and a rapid shift in the marketplace to newer technology products, which forced the MIG technology programs the Company had been producing to become obsolete. The nature of these charges were for the write-off of equipment and inventory associated with the phase-out of MIG technology, and severance associated with the termination of 5,000 employees at the Company's Philippines location. In addition, during the second half of fiscal 1996, the Company consolidated the San Diego operations of Sunward technologies to Northern California. Excluding these charges, fiscal 1996 gross margin was 14.7% which is more comparable to the fiscal 1997 gross margin of 20.6%. The increase in gross margin is the result of two factors. The first factor was the overall increase in ASP's during fiscal 1997, which was primarily driven by the introduction of new MR technology related products. The second factor was the increase in total unit sales in relation to fixed costs, which lead to a decrease in overall cost per unit of both inductive and MR related products as the Company was able to more fully utilized its production equipment.

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

    The restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write off goodwill associated with the Company's original purchase of its Malaysian manufacturing operations, $10.0 million for severance for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company expected a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated and cash payments totaling approximately $13.3 million had been made for employee severance and other expenses associated with the restructuring plan. The Company expects to make additional cash payments of approximately $3.2 million for employee severance and other expenses associated with the restructuring plan in fiscal 1999. The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $108.5 million, total assets of $879.8 million and total long-term debt and capital leases, including the current portion, of $403.3 million. The Company's cash used in operating activities was $8.8 million during fiscal 1998, consisting primarily of the loss of $319.7 million for 1998. Cash used in operating activities also included a reduction in accounts payable of $32.5 million and income taxes payable of $25.7 million. The reduction in accounts payable is primarily a result of lower materials purchase volumes with vendors which was driven by lower net sales. In addition, cash used in operating activities in 1998 was partially offset by a decrease of $68.4 million in our accounts receivable balance and a decrease of $39.1 million in inventories. The decrease in accounts receivable was primarily due to net sales decreasing 45% in the fourth quarter of 1998 as compared to the fourth quarter of 1997. The decrease in inventories reflected a significant reduction in unit quantity resulting from reductions in manufacturing cycle times and decreased production volumes. Cash used in operating activities was also offset by non-cash charges of $229.1 million from depreciation and amortization and $77.2 million from restructuring costs.

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

                                                                                                            FAIR VALUE
                                                                                                           SEPTEMBER 30,
                   IN MILLIONS            1999     2000      2001     2002     2003   THEREAFTER  TOTAL       1998
                                        -------- --------  -------- --------  ------- ---------- --------  -------------
            Assets

          Cash equivalents...........   $  34.0      --        --       --      --        --    $  34.0       $  34.0
            Average interest rate....      5.47%     --        --       --      --        --       5.47%
          Short-term investments.....   $  46.0      --        --       --      --        --    $  46.0       $  46.0
            Average interest rate....      6.28%     --        --       --      --        --       6.28%
          Total investment
            securities...............   $  80.0      --        --       --      --        --    $  80.0       $  80.0
            Average interest rate....      5.94%     --        --       --      --        --       5.94%
          Short-term borrowing.......   $   7.4      --        --       --      --        --    $   7.4       $   7.4
            Average interest rate....      2.82%     --        --       --      --        --       2.82%
          Long-term debt
            Fixed rate...............   $   0.6   $  0.3       --       --      --   $  345.0   $ 345.9       $ 183.8
              Average interest rate..      6.50%    6.50%      --       --      --       6.50%     6.50%
            Variable rate............   $  14.2   $ 13.8   $  22.4   $  6.3     --        --    $  56.7       $  56.7
              Average interest
                rate(1)..............      7.98%    7.89%     7.72%    7.72%    --        --       7.83%

          Total debt.................   $  22.2  $  14.1   $  22.4   $  6.3     --   $  345.0   $ 410.0       $ 247.9
            Average interest rate....      6.22%    7.86%     7.72%    7.72%    --       6.50%     6.61%

- ----------

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


                                                                  SEPTEMBER 30, 1998
                                                         -------------------------------------
                                                         NOTIONAL      AVERAGE      ESTIMATED
IN THOUSANDS, EXCEPT AVERAGE CONTRACT RATE               AMOUNT     CONTRACT RATE   FAIR VALUE
Foreign currency forward exchange contracts:             --------   -------------   ----------
  Philippine Peso.................................       $  9,014       43.76        $  12
  Thai Baht.......................................       $ 19,073       40.30        $ 636
  Japanese Yen....................................       $ 14,800      134.62        $ (18)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                                   1998           1997
                                                                                -------------  -------------
   Current assets:
     Cash and cash equivalents ..............................................   $   62,444    $  118,589
     Short-term investments .................................................       46,038       179,508
     Accounts receivable, net of allowance of $5,637 in 1998 and $14,887 in
       1997 .................................................................      110,337       178,722
     Inventories ............................................................       52,367        91,487
     Prepaid expenses and other current assets ..............................       10,061        14,988
                                                                                ----------    ----------
             Total current assets ...........................................      281,247       583,294
   Property, plant and equipment, net .......................................      573,633       672,813
   Intangible and other assets ..............................................       24,920        45,374
                                                                                ----------    ----------
             Total assets ...................................................   $  879,800    $1,301,481
                                                                                ==========    ==========

         LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND

                              STOCKHOLDERS' EQUITY

   Current liabilities:
     Short-term borrowing ...................................................   $    7,399    $     --
     Accounts payable .......................................................       89,857       122,379
     Accrued compensation and benefits ......................................       28,943        37,558
     Income taxes payable ...................................................          380        26,071
     Other accrued liabilities ..............................................       41,985        41,499
     Current portion of long-term debt and capital lease obligations ........       15,065        12,602
                                                                                ----------    ----------
             Total current liabilities ......................................      183,629       240,109
   Convertible subordinated notes ...........................................      345,000       345,000
   Other long-term debt and capital lease obligations .......................       43,248        58,871
   Other long-term liabilities ..............................................       31,978        38,726
                                                                                ----------    ----------
             Total liabilities ..............................................      603,855       682,706
                                                                                ----------    ----------
   Commitments and contingencies
   Minority interest in consolidated subsidiary .............................       42,016        73,122
   Stockholders' equity:
     Preferred stock, $0.0001 par value; 4,000 shares authorized,
       none issued...........................................................           --            --
     Common stock, $0.0001 par value; 160,000 shares authorized, 48,764
       and 48,133 issued in 1998 and 1997, respectively ....................            5             5
     Additional paid-in capital .............................................      363,176       354,546
     (Accumulated deficit) Retained earnings ................................     (129,252)      191,102
                                                                                ----------    ----------
             Total stockholders' equity .....................................      233,929       545,653
                                                                                ----------    ----------
             Total liabilities, minority interest in consolidated subsidiary
               and stockholders' equity .....................................   $  879,800    $1,301,481
                                                                                ==========    ==========

        See accompanying notes to the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------
                                                     1998          1997          1996
                                                   ----------   ----------    ---------
Net sales .....................................    $ 808,622    $1,162,050     $991,118
Cost of sales - on net sales ..................      826,602       923,244      845,164
Cost of sales - special charges ...............      114,800            --       42,300
                                                   ----------   ----------    ---------
Gross margin ..................................     (132,780)      238,806      103,654
Operating expenses:
  Research and development ....................       92,265        64,995       43,221
  Purchased technology ........................           --            --        9,000
  Selling, general and administrative .........       34,137        54,098       43,644
  Restructuring costs .........................       93,728            --           --
                                                   ----------   ----------    ---------
          Total operating expenses ............      220,130       119,093       95,865
                                                   ----------   ----------    ---------
Operating income (loss) .......................     (352,910)      119,713        7,789
Interest expense ..............................       29,648        15,699       12,897
Interest income and other, net ................        7,126         8,627        9,024
                                                   ----------   ----------    ---------
Income  (loss)  before provision (benefit)  for
  income taxes and minority interest ..........     (375,432)      112,641        3,916

Provision (benefit) for income taxes ..........      (24,577)       29,311       34,582
                                                   ----------   ----------    ---------
Income (loss) before minority interest ........     (350,855)       83,330      (30,666)
Minority interest in  net income (loss) of
  consolidated subsidiary .....................      (31,108)        7,151       12,320
                                                   ----------   ----------    ---------
Net income (loss) .............................    $(319,747)   $   76,179     $(42,986)
                                                   ==========   ==========    =========
Basic net income (loss) per share .............    $   (6.59)   $     1.61     $  (0.92)
                                                   ==========   ==========    =========
Diluted net income (loss) per share ...........    $   (6.59)   $     1.56     $  (0.92)
                                                   ==========   ==========    =========
Number of shares used in per share computation:
Basic .........................................       48,513        47,444       46,755
                                                   ==========   ==========    =========
Diluted .......................................       48,513        48,775       46,755
                                                   ==========   ==========    =========

        See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                          YEARS ENDED SEPTEMBER 30,
                                                    -----------------------------------
                                                        1998        1997          1996
                                                    ------------ ------------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss) .................................  $(319,747)   $  76,179    $ (42,986)
Adjustments required to reconcile net income
  (loss) to cash provided by operations:
  Depreciation ....................................    223,980      166,043      124,783
  Amortization ....................................      5,077        2,338        2,231
  Bad debt provision ..............................       --         12,301         (620)
  Non-cash portion of restructuring costs .........     77,205         --           --
  Minority interest in net income (loss) of
     consolidated subsidiary ......................    (31,108)       7,151       12,320
  Deferred income taxes ...........................    (24,988)      18,958        5,068
  Loss on disposal of fixed assets ................      1,261          898           23
  Other non-cash expenses .........................      2,194        3,281        2,709
  Changes in assets and liabilities:
     Accounts receivable ..........................     68,378      (98,530)      54,704
     Inventories ..................................     39,120      (34,094)      (5,128)
     Prepaid expenses and other current assets ....      4,934       (6,472)      (1,520)
     Accounts payable, accrued liabilities and
       income taxes payable .......................    (55,068)      42,059       18,838
                                                     ---------    ---------    ---------
  Net cash provided by (used in) operating
    activities.....................................     (8,762)     190,112      170,422
                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................   (186,223)    (272,768)    (265,847)
Maturities of available-for-sale investments ......    675,541      540,390      839,623
Maturities of held-to-maturity investments ........       --           --        168,093
Purchase of available-for-sale investments ........   (542,071)    (654,009)    (980,075)
Other assets and liabilities, net .................     (1,650)      (6,369)      (3,766)
                                                     ---------    ---------    ---------
  Net cash used in investing activities ...........    (54,403)    (392,756)    (241,972)
                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing ................      6,952           --           --
Proceeds from convertible subordinated debt, net ..         --      336,025           --
Proceeds from other long-term debt ................         --           --       50,000
Payment of other long-term debt and capital lease
  obligations .....................................     (5,761)    (116,177)     (22,960)
Proceeds from issuance of common stock, net .......      5,727       15,822        5,827
Repurchase of common stock ........................        102           --      (43,046)
                                                     ---------    ---------    ---------
  Net cash provided by (used in) financing
    activities ....................................      7,020      235,670      (10,179)
                                                     ---------    ---------    ---------
Effect of foreign currency exchange rate changes
   on cash ........................................         --        3,272       (4,840)
                                                     ---------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents .....................................    (56,145)      36,298      (86,569)
Cash and cash equivalents at beginning of period ..    118,589       82,291      168,860
                                                     ---------    ---------    ---------
Cash and cash equivalents at end of period ........  $  62,444    $ 118,589    $  82,291
                                                     =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Property and equipment acquired under capital
    leases ........................................  $      --    $      --    $   1,018
  Issuance of common stock under 401k plan ........      2,801        2,611        2,702
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year ...................     28,751       14,423       11,669
  Income taxes paid during the year ...............        232       12,641       42,542


        See accompanying notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                       (ACCUMULATED
                                       COMMON     COMMON    ADDITIONAL   DEFICIT)         TOTAL
                                       STOCK      STOCK      PAID-IN     RETAINED     STOCKHOLDERS'
                                       SHARES     AMOUNT     CAPITAL     EARNINGS        EQUITY
                                      -------    -------    ---------  ------------   -------------

Balance at September 30, 1995 ...      47,556      $   5      $370,623     $167,349     $537,977
Issuance of common stock under
  stock option plans ............         466         --         4,099           --        4,099
Issuance of common stock under
  employee stock purchase plan ..         109         --         1,735           --        1,735
Issuance of common stock under
  401(k) plan ...................         140         --         2,702           --        2,702
Repurchase of common stock ......      (1,500)        --       (43,046)          --      (43,046)
Foreign currency translation
  adjustment, net of deferred
  tax liability of $5,473........          --         --            --       (6,685)      (6,685)
Change in unrealized gain on
  available-for-sale
  investments, net of income
  taxes..........................          --         --            --            3            3
Net loss ........................          --         --            --      (42,986)     (42,986)
                                    ---------   --------    ----------    ---------    ---------
Balance at September 30, 1996 ...      46,771          5       336,113      117,681      453,799
Issuance of common stock under
  stock option plans ............         924         --        11,498           --       11,498
Issuance of common stock under
  employee stock purchase plan ..         326         --         4,324           --        4,324
Issuance of common stock under
  401(k) plan ...................         112         --         2,611           --        2,611
Repurchase of common stock ......          --         --            --           --           --
Foreign currency translation
  adjustment, net of deferred
  tax liability of $408 .........          --         --            --       (3,441)      (3,441)

Change in unrealized gain on
  available-for-sale investments,
  net of income taxes ...........          --         --            --          683          683

Net income ......................          --         --            --       76,179       76,179
                                    ---------   --------     ---------    ---------    ---------
Balance at September 30, 1997 ...      48,133          5       354,546      191,102      545,653
Issuance of common stock under
  stock option plans ............         104         --           921           --          921
Issuance of common stock under
  employee stock purchase plan ..         332         --         5,010           --        5,010
Issuance of common stock under
  401(k) plan ...................         200         --         2,801           --        2,801
Repurchase of common stock ......          (5)        --          (102)          --         (102)
Change in unrealized gain on
  available-for-sale
  investments, net of income
  taxes .........................          --         --            --         (607)        (607)
Net loss ........................          --         --            --     (319,747)    (319,747)
                                    ---------   --------     ---------    ---------    ---------
Balance at September 30, 1998 ...      48,764      $   5      $363,176    $(129,252)    $233,929
                                    =========   ========     =========    =========    =========


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

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, including Read-Rite SMI, the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

    On October 1, 1997, the Company changed the functional currency of its Japanese based joint venture, Read-Rite SMI, from the Japanese Yen to the U.S. dollar. The change in the functional currency was primarily made in response to a significant decrease in sales invoices denominated in Japanese yen. The ending foreign currency translation adjustment of $739,000 remains as a component of retained earnings and the translated amounts for non-monetary assets and minority interest as of September 30, 1997 became the accounting basis for those assets for subsequent periods.

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

NOTE 2. FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of September 30, 1998 and 1997 all investments were classified as available-for-sale. The following is a summary of available-for-sale securities at September 30, 1998 (in thousands):


                                                          GROSS
                                           AMORTIZED   UNREALIZED
                                             COST         GAIN       FAIR VALUE
                                           ---------   ----------    ----------
Money market funds ..................      $29,067        $    --    $29,067
Commercial paper ....................        4,981             --      4,981
Certificates of deposit .............        5,058             --      5,058
Auction rate preferred stocks .......       40,901             80     40,981
                                           -------        -------    -------
  Total available-for-sale securities      $80,007        $    80    $80,087
                                           =======        =======    =======
Included in cash equivalents ........                                 34,048
Included in short-term investments ..                                 46,039
                                                                     -------
  Total available-for-sale securities                                $80,087
                                                                     =======


    The following is a summary of available-for-sale securities at September 30, 1997 (in thousands):


                                                                  GROSS       GROSS
                                                 AMORTIZED      UNREALIZED  UNREALIZED
                                                    COST           GAIN        LOSS          FAIR VALUE
                                                 ----------     ----------  ----------       ----------
Money market funds ..........................      $ 51,495      $     --        $  --         $ 51,495
Commercial paper ............................       138,899           678           --          139,577
Certificates of deposit .....................        29,233            --           (1)          29,232
Auction rate preferred stocks ...............        36,900            --           --           36,900
U.S. government agency securities ...........        19,970             9           --           19,979
                                                   --------      --------      -------         --------
          Total available-for-sale securities      $276,497      $    687      $    (1)        $277,183
                                                   ========      ========      =======         ========
Included in cash equivalents ................                                                    97,675
Included in short-term investments ..........                                                   179,508
                                                                                               --------
          Total available-for-sale securities                                                  $277,183
                                                                                               ========


    There were no material gross realized gains or losses in any category of investment during fiscal 1998 and 1997. The unrealized gain, net of tax, is reported as a component of retained earnings within stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

    Outstanding notional amounts for derivative financial instruments at September 30 were as follows (in thousands):

                                                         1998         1997
Foreign currency forward contracts to                  --------      -------
purchase foreign currencies:

  Philippine Peso ................................      $ 9,014      $17,128
  Thai Baht ......................................      $19,073      $45,622
  Japanese Yen ...................................      $14,800      $    --
  Singapore Dollar ...............................      $    --      $ 3,111
  Malaysian Ringgit ..............................      $    --      $51,139
Currency swap agreement:
  Japanese Yen ...................................      $    --      $30,000
Foreign currency forward contracts to
  sell foreign currencies:
  Thai Baht ......................................      $    --      $ 3,231
  Malaysian Ringgit ..............................      $    --      $ 4,435
Foreign currency option to buy foreign currencies:
  Japanese Yen ...................................      $    --      $ 6,000

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

    Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):


                                            1998       1998           1997           1997
                                          CARRYING   ESTIMATED      CARRYING       ESTIMATED
                                           AMOUNT    FAIR VALUE       AMOUNT       FAIR VALUE
                                          --------   ---------      --------       ---------

Cash and cash equivalents .........     $  62,444     $  62,444     $ 118,589      $ 118,589
Short-term investments ............        46,038        46,038       179,508        179,508
Convertible subordinated notes ....       345,000       182,850       345,000        345,000
Other long-term debt ..............        57,641        57,641        69,035         69,035
Currency swap agreement ...........            --            --            --          2,000
Foreign currency forward contracts            630           630        (2,128)        (2,128)
Foreign currency option ...........            --            --           148             90


NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

    Inventories consisted of the following at September 30 (in thousands):


                                                     1998      1997
                                                   --------  -------
                        Raw material...........    $  8,653  $13,097
                        Work-in-process........      39,516   73,280
                        Finished goods.........       4,198    5,110
                                                   --------  -------
                           Total inventories...    $ 52,367  $91,487
                                                   ========  =======


    Property, plant and equipment, net consisted of the following at September 30 (in thousands):


                                                                        1998        1997
                                                                     ----------  -----------
                               Land .............................  $   10,903     $   10,903
                               Building .........................      94,257         76,038
                               Equipment ........................   1,046,011        929,320
                               Furniture and fixtures ...........      12,991         12,291
                               Leasehold improvements ...........      85,893         62,890
                                                                   ----------     ----------
                               Property, plant and equipment.....   1,250,055      1,091,442
                               Less: Accumulated depreciation....     676,422        418,629
                                                                   ----------     ----------
                                Total property, plant and
                                    equipment, net ..............  $  573,633     $  672,813
                                                                   ==========     ==========

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consisted of the following at September 30 (in thousands):


                                                         1998        1997
                                                     ----------  -----------
Convertible subordinated notes due 2004 at 6.5% ..     $345,000     $345,000
Secured term loan due 1999-2001 at LIBOR + 2% ....       50,000       50,000
Secured loans due 1998-2000 at LIBOR + 2.5% ......        6,672       18,977
Capital lease obligations and other ..............        1,641        2,496
                                                       --------     --------
      Total debt and capital lease obligations....      403,313      416,473
Less: current portion ............................       15,065       12,602
                                                       --------     --------
      Total long-term debt and capital lease
            obligations ..........................     $388,248     $403,871
                                                       ========     ========

    At September 30, 1998, the future minimum principal payments on long-term debt and capital lease obligations were as follows (in thousands):

         1999...................................................    $  15,065
         2000...................................................       14,498
         2001...................................................       22,500
         2002...................................................        6,250
         2003...................................................           --
         After 2003.............................................      345,000
                                                                    ---------
          Total future minimum principal payments on long-term
            debt and capital lease obligations....................  $ 403,313
                                                                    =========


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

    At September 30, 1998, the future minimum payments under operating leases were as follows (in thousands):

1999 ...........................     $ 8,526
2000 ...........................       8,015
2001 ...........................       7,003
2002 ...........................       2,562
2003 ...........................         724
After 2003 .....................          --
                                     -------
Total future minimum payments on
  operating leases .............     $26,830
                                     =======


NOTE 6. INCOME TAXES

PROVISION FOR INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):


                                     1998          1997         1996
                                   --------      --------     --------
Current:
  State ......................     $    153      $    155     $    161
  Foreign ....................          258        10,198       29,353
                                   --------      --------     --------
                                        411        10,353       29,514
Deferred:
  Federal ....................      (21,308)       16,166        4,322
  State ......................       (3,680)        2,792          746
                                   --------      --------     --------
                                    (24,988)       18,958        5,068
                                   --------      --------     --------
Provision (benefit) for income
  taxes ......................     $(24,577)     $ 29,311     $ 34,582
                                   ========      ========     ========


DEFERRED INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                      1998          1997
                                                  ---------      ---------
Deferred tax assets:
  Inventory .................................     $     990      $   1,064
  Accrued compensation and other benefits ...         5,280          7,744
  Basis difference in fixed assets ..........            --          1,570
  Net operating loss carryforwards ..........       100,445         40,911
  Deferred rental payments ..................           575            599
  Allowance for doubtful accounts ...........            53            312
  Charitable contribution carryforwards .....           726            406
  Investment valuation ......................           492             --
  Restructuring valuation ...................           311             --
  Other .....................................           231            485
                                                  ---------      ---------
          Total deferred tax assets, gross ..       109,103         53,091
Valuation allowance for deferred tax assets .      (109,103)       (53,091)
                                                  ---------      ---------
Total deferred tax assets, net ..............            --             --
                                                  ---------      ---------
Deferred tax liabilities:
  Taxes on foreign operations including
   translation gain .........................            --         27,292
  Basis difference in fixed assets ..........         2,304             --
                                                  ---------      ---------
     Total deferred tax liabilities .........         2,304         27,292
                                                  ---------      ---------
          Total deferred tax liabilities, net     $   2,304      $  27,292
                                                  =========      =========


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

PROVISION FOR INCOME TAXES RECONCILIATION

    The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):


                                                                                           1998        1997        1996
                                                                                        ----------  ---------   -------
Income tax expense  (benefit)  computed at federal statutory rate..................     $ (131,401) $  39,425   $  1,371
State income tax (benefit), net of federal benefit (charge) .......................         (2,228)     1,916        485
Net foreign earnings subject to taxes at lower rates...............................           (295)   (20,503)    (1,299)
Benefit of losses offset by valuation allowance....................................         53,937      8,473         --
Losses for which no tax benefit is available.......................................         55,410         --     34,025
                                                                                        ----------  ---------   --------
Provision (benefit) for income taxes...............................................     $  (24,577) $  29,311   $ 34,582
                                                                                        ==========  =========   ========


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

    The Company's net operating losses were primarily incurred in two tax jurisdictions, the United States and Japan. At September 30, 1998, the Company had a federal net operating loss carryforward of approximately $243,628,000 for United States federal tax return purposes, expiring in the following fiscal years (in thousands):


               Net Operating Loss                  Expiring in Fiscal Year
               $        17,709                             2002
                        12,064                             2003
                         3,740                             2004
                        12,313                             2005
                         1,907                             2007
                        13,124                             2008
                         8,426                             2009
                        37,325                             2010
                        14,645                             2011
                        19,560                             2012
                       102,815                             2018
                ------------------
               $       243,628
                ==================


    At September 30, 1998, the Company also had a net operating loss carryforward of approximately $31,813,000 for Japanese income tax return purposes, expiring in fiscal year 2003.

    Based on the Company's recent history of losses in the U.S. and Japan, the lack of carryback availability and the uncertainty of future profits in these jurisdictions, the Company has provided a full valuation allowance against these assets.

NOTE 7. NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30.


IN THOUSANDS, EXCEPT PER SHARE DATA                                  1998           1997          1996
                                                                ----------     ---------     ----------
BASIC NET (LOSS) PER SHARE COMPUTATION
Numerator:
  Net (loss) income .......................................     $(319,747)     $  76,179     $ (42,986)
                                                                ---------      ---------     ---------

Denominator:
  Weighted average number of common shares outstanding
     during the period ....................................        48,513         47,444        46,755
                                                                ---------      ---------     ---------
Basic net (loss) income per share .........................     $   (6.59)     $    1.61     $   (0.92)
                                                                ---------      ---------     ---------
DILUTED NET (LOSS) PER SHARE COMPUTATION
Numerator:

  Net (loss) income .......................................     $(319,747)     $  76,179     $ (42,986)
                                                                ---------      ---------     ---------
Denominator:
  Weighted average number of common shares outstanding

     during the period ....................................        48,513         47,444        46,755
  Incremental common shares issuable under stock option
     plans after applying treasury stock method, net of tax

     benefit ..............................................          --            1,331          --
Total .....................................................        48,513         48,775        46,755
                                                                ---------      ---------     ---------
Diluted net (loss) income per share .......................     $   (6.59)     $    1.56     $   (0.92)
                                                                ---------      ---------     ---------


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

STOCK OPTION ACTIVITY

    Stock option activity under the employee and director option plans was as follows:


                                                         OPTIONS OUTSTANDING
                                                -------------------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                EXERCISE      NUMBER OF     AVAILABLE
                                                  PRICE        SHARES       FOR GRANT
                                                ---------    ----------    ----------

               Balance at September 30, 1995     $ 17.85      4,991,124     1,550,863
                 Additional shares reserved           --             --     3,000,000
                 Granted...................      $ 17.83      1,322,799    (1,322,799)
                 Exercised.................      $ 11.17       (366,065)           --
                 Canceled..................      $ 20.81       (612,008)      577,403
                                                             ----------    ----------
               Balance at September 30, 1996     $ 18.05      5,335,850     3,805,467
                 Granted...................      $ 21.20      2,462,383    (2,462,383)
                 Exercised.................      $ 13.16       (873,517)           --
                 Canceled..................      $ 22.21       (522,738)      499,096
                                                             ----------    ----------
               Balance at September 30, 1997     $ 21.40      6,401,978     1,842,180
                 Additional shares reserved           --             --     4,400,000
                 Granted...................      $ 11.57     12,852,085   (12,852,085)
                 Exercised.................      $  8.85       (104,267)           --
                 Canceled..................      $ 18.05     (11,379,492)  11,379,492
                                                             -----------   ----------
               Balance at September 30, 1998     $  9.62      7,770,304     4,769,587
                                                             ==========    ==========


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

STOCK OPTIONS OUTSTANDING AND STOCK OPTIONS EXERCISABLE

    The following table summarizes information about options outstanding at September 30, 1998:


                                       OPTIONS OUTSTANDING
                             ----------------------------------------
                                             WEIGHTED                            OPTIONS EXERCISABLE
                                                                               ------------------------
                                              AVERAGE        WEIGHTED                          WEIGHTED
                                            CONTRACTUAL      AVERAGE                            AVERAGE
RANGE OF EXERCISE            NUMBER OF       LIFE (IN        EXERCISE          NUMBER OF      EXERCISE
     PRICES                    SHARES          YEARS)         PRICE              SHARES         PRICE
- ------------------           ----------     -----------      --------          ---------      --------
$   0.33 -- $ 7.50              724,873         5.11          $  2.85           467,923       $   0.56
$   7.56 -- $ 7.56            5,441,584         7.66          $  7.56             1,579       $   7.56
$   8.33 -- $13.69            1,078,825         7.24          $ 12.25           495,374       $  11.53
$  13.81 -- $24.25              839,416         7.52          $ 17.42           431,166       $  19.55
$  24.38 -- $41.25              114,883         6.78          $ 33.24            67,961       $  31.27
                              ---------      ----------       -------         ---------       --------
                              8,199,581         7.36          $  9.13         1,464,003       $  11.30
                              =========      ==========       =======         =========       ========

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

    In determining the value of the technology in development and the related license, the Company considered, among other factors, the stage of development of the technology and the inherent difficulties and uncertainties in completing the technology and converting it to a commercially viable product, and the non-exclusivity of the license. The acquired pseudo-contact planar technology was intended to extend the life of advanced inductive recording technologies. Additional research and development expenditures to continue the development of the pseudo-contact planar technology in 1996 and 1997 were $5.4 million and $5.6 million, respectively. No revenues were generated from sales of products incorporating the acquired technology as the Company abandoned the further development of pseudo-contact planar technology in favor of magnetoresistive ("MR") technology in the second half of fiscal 1997. The allocation of the purchase price related to technology in the development stage was approximately $9.0 million and was expensed during fiscal 1996. An intangible asset representing the assembled workforce was valued at $825,000 and was amortized on a straight-line basis over its estimated useful life of two years.

NOTE 10. RESTRUCTURING COSTS

    During the third quarter of fiscal 1998, the Company recorded restructuring charges of $93.7 million. These charges reflected the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's manufacturing operations. The restructuring charges were primarily associated with the Company's decision to cease the Company's manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations. The assets disposed of in Malaysia included manufacturing equipment for assembly and test operations, and related facilities and leasehold improvements. The assets disposed of in other manufacturing locations primarily relate to manufacturing equipment for slider fabrication, assembly and test processes that were considered to be excess or obsolete. The fair value of the assets was determined based upon salvage value, as no further uses were identified.

    The restructuring charges consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write-off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. Approximately 4,300 employees were terminated, of which approximately 4,100 were engaged in manufacturing activities in Malaysia.

    In connection with this restructuring, the Company expects a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated. During the fourth quarter of fiscal 1998, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual employee terminations and actual cash charges incurred through September 30, 1998, the Company estimates future costs for employee severance will be less than previously estimated and other expenses related to the restructuring plan will be more than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. Actual future cash charges may differ materially from the reserve balance at September 30, 1998. The Company anticipates that the implementation of the restructuring plan will be substantially complete by December 1998.

    The following table summarizes the Company's restructuring activity for the year ended September 30, 1998:


                                            FACILITIES
                                                AND                            OTHER
                                             EQUIPMENT  GOODWILL   SEVERANCE  EXPENSES     TOTAL

Restructuring Charge....................     $ 69,955   $  7,250   $  9,960  $  6,563  $  93,728
Write-offs and write-downs..............      (69,955)    (7,250)        --        --    (77,205)
Cash Charges............................           --         --     (8,272)   (5,025)   (13,297)
Change in reserve estimate..............           --         --       (958)      958         --
                                             --------   --------   --------  --------  ---------
Reserve Balances at September 30, 1998..     $     --   $     --   $    730  $  2,496  $   3,226
                                             ========   ========   ========  ========  =========

NOTE 11. SPECIAL CHARGES

    During November 1997, the Company was informed by its customers that primarily all of its inductive head programs were to be terminated. As a result, approximately $59.4 million of inventories, which were being built by the Company in anticipation of customer orders, immediately became obsolete. The Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, by deciding to accelerate its existing MR transition strategy and to significantly reduce its production of advanced inductive products. As a result, the Company incurred, during the first quarter of fiscal 1998, a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment ($54.9 million) and inventory ($59.4 million) associated with the phase-out of advanced inductive technologies. The equipment disposed of primarily related to inductive wafer fabrication, test, and assembly equipment that was considered to be obsolete. The fair value of the assets was determined base upon salvage value, as no further uses were identified.

    During fiscal 1996, due to a variety of factors, the Company incurred several special charges. The Company incurred charges to cost of goods sold of approximately $6.0 million in severance, relocation and other expenses during the second quarter of fiscal 1996 associated with the consolidation of its San Diego operations to Northern California. Also during the second quarter, the Company made an investment in planar technology as discussed in Note 9, incurring charges to research and development expense of approximately $9.0 million related to the purchase of in-process research and development.

    In response to sudden reductions in certain customer programs during the second half of fiscal 1996, the rapid shift in the marketplace to newer technology products and the fact that the MIG technology programs the Company had been participating in reached their end-of-life, the Company incurred approximately $37.0 million of charges, primarily to cost of goods sold, during the third and fourth quarters of fiscal 1996. These charges were primarily for the write-off of equipment and inventory associated with the phase-out of MIG technology and severance associated with the termination of 5,000 employees primarily at the Company's Philippines operations. Actual cash expenditures for the above charges approximated estimated amounts. The asset disposed of primarily related to manufacturing for assembly and test processes that were considered to be excess or obsolete. The fair value of the assets was determined based upon salvage value, as no further uses were identified.

    The following table summarizes the Company's Special Charges activity for the year ended September 30, 1996:


                                            WRITE-OFF
 1996 SPECIAL CHARGES                          OF
                                            FACILITIES  WRITE-OFF
                                               AND         OF                  OTHER
                                            EQUIPMENT   INVENTORY  SEVERANCE  EXPENSES    TOTAL
                                            ---------   --------   ---------  --------  ---------
Consolidation of San Diego Operations...     $  1,100   $     --    $  4,900  $     --  $   6,000
Obsolescence of MIG technology..........       24,100      7,000       5,200       700     37,000
                                            ---------   --------   ---------  --------  ---------
Total...................................     $ 25,200   $  7,000    $ 10,100  $    700  $  43,000
                                             ========   ========    ========  ========  =========




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

    Principal customers for years ended September 30 were as follows (as a percentage of net sales):


                                   1998   1997   1996
                                  -------------------
Western Digital...............      49%    51%    43%
Maxtor........................      25%    13%    12%
Samsung.......................      15%     5%    --
Quantum.......................       3%    18%    29%
All Others....................       8%    13%    16%
                                  ----   ----   ----
                                   100%   100%   100%
                                  ====   ====   ====

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

NOTE 14. GEOGRAPHIC INFORMATION

    The following table summarizes the Company's operations in different geographic regions (in thousands):


                                                      UNITED                           INTERCOMPANY
                                                      STATES          FAR EAST         ELIMINATIONS    CONSOLIDATED
                                                   -----------       -----------       ------------     -----------
YEAR ENDED SEPTEMBER 30, 1998
Net sales to unaffiliated customers ..........       $  18,544        $   790,078        $    --          $   808,622
Transfers between geographic regions .........         162,025            340,032         (502,057)              --
Total net sales ..............................       $ 180,569        $ 1,130,110        $(502,057)       $   808,622
                                                     ---------        -----------        ---------        -----------
Operating (loss) .............................       $ (63,725)       $  (289,185)       $    --          $  (352,910)
                                                     ---------        -----------        ---------        -----------
Identifiable assets ..........................       $ 357,367        $   522,433        $    --          $   879,800
                                                     ---------        -----------        ---------        -----------
YEAR ENDED SEPTEMBER 30, 1997
Net sales to unaffiliated customers ..........       $  21,956        $ 1,140,094        $    --          $ 1,162,050
Transfers between geographic regions .........         134,909            378,433         (513,342)              --
                                                     ---------        -----------        ---------        -----------
Total net sales ..............................       $ 156,865        $ 1,518,527        $(513,342)       $ 1,162,050
                                                     ---------        -----------        ---------        -----------
Operating income .............................       $   9,887        $   109,826        $    --          $   119,713
                                                     ---------        -----------        ---------        -----------
Identifiable assets ..........................       $ 571,679        $   729,802        $    --          $ 1,301,481
                                                     ---------        -----------        ---------        -----------
YEAR ENDED SEPTEMBER 30, 1996
Net sales to unaffiliated customers ..........       $  30,830        $   960,288        $    --          $   991,118
Transfers between geographic regions .........         152,905            337,991         (490,896)              --
                                                     ---------        -----------        ---------        -----------
Total net sales ..............................       $ 183,735        $ 1,298,279        $(490,896)       $   991,118
                                                     ---------        -----------        ---------        -----------
Operating income (loss) ......................       $ (17,867)       $    25,656        $    --          $     7,789
                                                     ---------        -----------        ---------        -----------
Identifiable assets ..........................       $ 327,218        $   581,454        $    --          $   908,672
                                                     ---------        -----------        ---------        -----------


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

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):


                                                     FIRST            SECOND           THIRD            FOURTH
                                                    QUARTER           QUARTER          QUARTER          QUARTER
                                                    ---------        ---------        ---------        ---------
                 1998(1)(2)
Net sales ...................................       $ 261,371        $ 187,072        $ 184,247        $ 175,932
Gross margin ................................       $ (85,767)       $ (30,414)       $ (14,749)       $  (1,851)
Net (loss) ..................................       $ (90,929)       $ (62,171)       $(137,150)       $ (29,496)
Basic net loss per share ....................       $   (1.88)       $   (1.29)       $   (2.82)       $   (0.61)
Diluted net loss per share ..................       $   (1.88)       $   (1.29)       $   (2.82)       $   (0.61)
1997(3)

Net sales ...................................       $ 251,588        $ 282,068        $ 310,236        $ 318,158
Gross margin ................................       $  35,814        $  62,380        $  72,090        $  68,522
Net income ..................................       $   5,787        $  23,555        $  31,173        $  15,664
Basic net income per share ..................       $    0.12        $    0.50        $    0.65        $    0.33
Diluted net income per share ................       $    0.12        $    0.48        $    0.64        $    0.32

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

                                                     /s/ ERNST & YOUNG LLP

San Jose, California
October 15, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(3) EXHIBITS

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------
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

      4.2(1) Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991

      4.3(1)          Form of Common Stock Certificate

      10.1(1)         Form of Indemnification Agreement

      10.2(6)* Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement

      10.3(23)*       Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option
                      Agreement

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

      10.16(5)        Lease Agreement between Read-Rite SMI and Sumitomo

      10.17(1) Termination Agreement, dated as of August 13, 1991 by and between Company and Sunward Technologies, Inc.

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------
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

      10.37(14)       Agreement for Purchase and Sale of Assets by and between
                      Read-Rite Corporation and Censtor Corporation dated March
                      29, 1996

      10.39(14)       Lease of the Land dated April 25, 1996 between Sumitomo
                      Bank Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement, Security Agreement and Fixture Filing with Assignment of Rents and Leases

      10.41(23)*      1995 Stock Option Plan (as amended and restated July 1,
                      1998) and form of Stock Option Agreement

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

      10.56(23)       Second Amendment, dated August 10, 1998, to Credit
                      Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------

                      October 2, 1997

      10.57(23)*      1998 Stock Plan and form of Stock Option Agreement

      10.58(23)*      Sixth Amendment to Read-Rite Corporation's 401(k) Plan

      21.1(22)        List of Subsidiaries

      23.1            Consent of Ernst & Young LLP, Independent Auditors

      24.1(23)        Power of Attorney

      27(23)          Financial Data Schedule

- ----------

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

(c) EXHIBITS

    See subsection (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See subsection (a)(1) and (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 29th day of September, 1999.

                                     Read-Rite Corporation

                                     By:  /s/ JOHN T. KURTZWEIL
                                          ------------------------------------
                                          John T. Kurtzweil,
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                BALANCE AT        CHARGED         CASH AND NON   UNCOLLECTABLE    BALANCE AT
                                                 BEGINNING       (CREDITED)       CASH CHARGES   RECEIVABLES        END OF
                                                 OF PERIOD       TO EXPENSES       AND OTHER     WRITTEN OFF       PERIOD
                                                ----------       -----------      ------------   -------------    ----------
September 30, 1998
  Allowance for doubtful accounts .........       $14,887       $   --             $  --            $9,250       $ 5,637
  Restructuring reserve(1) ................          --           93,728            90,502            --           3,226
September 30, 1997
  Allowance for doubtful accounts .........       $ 2,586       $ 12,301(2)        $  --            $ --         $14,887
September 30, 1996
  Allowance for doubtful accounts .........       $ 3,017       $   (620)          $   189(3)       $ --         $ 2,586


- ----------

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

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------

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

      4.2(1) Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991

      4.3(1)          Form of Common Stock Certificate

      10.1(1)         Form of Indemnification Agreement

      10.2(6)* Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement

      10.3(23)*       Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option
                      Agreement

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

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------
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

      10.37(14)       Agreement for Purchase and Sale of Assets by and between
                      Read-Rite Corporation and Censtor Corporation dated March
                      29, 1996

      10.39(14)       Lease of the Land dated April 25, 1996 between Sumitomo
                      Bank Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement, Security Agreement and Fixture Filing with Assignment of Rents and Leases

      10.41(23)*      1995 Stock Option Plan (as amended and restated July 1,
                      1998) and form of Stock Option Agreement

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

      10.56(23)       Second Amendment, dated August 10, 1998, to Credit
                      Agreement between Read-Rite Corporation, the financial
                      institutions named therein, and Canadian Imperial Bank of
                      Commerce as agent and designated issuer, dated October 2,
                      1997

      10.57(23)*      1998 Stock Plan and form of Stock Option Agreement

      10.58(23)*      Sixth Amendment to Read-Rite Corporation's 401(k) Plan

      21.1(22)        List of Subsidiaries

      23.1            Consent of Ernst & Young LLP, Independent Auditors

      24.1(23)        Power of Attorney

      27(23)          Financial Data Schedule

- ----------

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