Form 10-Q/A
period 1999-06-30
READ RITE CORP /DE/
filed 1999-09-29
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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


    AMENDED FILING OF FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                       AND CHANGES TO CERTAIN INFORMATION

        This amendment is being filed for the sole purpose of amending certain information under Part II of Form 10-Q for the quarterly period ended June 30, 1999: Note 6, Restructuring Costs - Fiscal Year 1999 (pp. 7); Note 9, Long-Term Liabilities (pp. 9); and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources (pp. 15). All other information in the originally filed Form 10-Q was presented as of the August 2, 1999 filing date, or earlier as indicated, and has not been updated in this amended filing.

================================================================================

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
                                    PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................................
            Consolidated Condensed Statements of Operations -- Three Months and Nine Months
                Ended June 30, 1999 and 1998...................................................   3
            Consolidated Condensed Balance Sheets -- June 30, 1999 and
                September 30, 1998.............................................................   4
            Consolidated Condensed Statements of Cash Flows -- Nine Months Ended
                June 30, 1999 and 1998.........................................................   5
            Notes to Consolidated Condensed Financial Statements...............................   6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations.....................................................................  11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................  21

                                     PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................  22
Item 6.     Exhibits and Reports on Form 8-K...................................................  23
            Signature..........................................................................  23
            Exhibit 27.1 -- Financial Data Schedule............................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                              ---------------------------         ---------------------------
                                                 1999              1998              1999              1998
                                              ---------         ---------         ---------         ---------
Net sales                                     $ 174,766         $ 184,247         $ 611,141         $ 632,690
Cost of sales - on net sales                    193,421           198,996           583,680           648,820
Cost of sales - special charges                       0                 0                 0           114,800
                                              ---------         ---------         ---------         ---------
     Gross margin                               (18,655)          (14,749)           27,461          (130,930)

Research & development                           24,677            23,353            72,192            68,990
Selling, general & administrative                 7,045             8,556            21,838            27,286
Restructuring cost                               37,685            93,728            37,685            93,728
                                              ---------         ---------         ---------         ---------
     Total operating expenses                    69,407           125,637           131,715           190,004
                                              ---------         ---------         ---------         ---------
     Operating loss                             (88,062)         (140,386)         (104,254)         (320,934)

Interest expense                                  7,989             7,301            22,262            22,266
Interest income and other, net                    2,084             2,795             1,443             4,501
                                              ---------         ---------         ---------         ---------
     Loss before income taxes and
          minority interest                     (93,967)         (144,892)         (125,073)         (338,699)
Provision (benefit) for income taxes            (25,879)               74           (25,970)          (24,645)
Minority interest in net loss of
     consolidated subsidiary                    (10,793)           (7,816)          (23,512)          (23,804)
                                              ---------         ---------         ---------         ---------
     Net loss                                 $ (57,295)        $(137,150)        $ (75,591)        $(290,250)
                                              =========         =========         =========         =========

Loss per share:
     Basic                                    $   (1.16)        $   (2.82)        $   (1.53)        $   (5.99)
     Diluted                                  $   (1.16)        $   (2.82)        $   (1.53)        $   (5.99)
Shares used in per share computations:
     Basic                                       49,540            48,702            49,245            48,437
     Diluted                                     49,540            48,702            49,245            48,437



   See accompanying notes to the consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   ASSETS
                                                                        JUNE 30,              SEPTEMBER 30,
                                                                          1999                   1998(a)
                                                                       -----------            ------------
                                                                       (UNAUDITED)
Cash and cash equivalents ..........................................   $   113,028            $    62,444
Short-term investments .............................................       111,396                 46,038
Accounts receivable, net ...........................................        79,898                110,337
Inventories ........................................................        42,114                 52,367
Prepaid expenses and other current assets ..........................         8,218                 10,061
                                                                       -----------            -----------
          Total current assets .....................................       354,654                281,247
Property, plant and equipment ......................................     1,222,186              1,250,055
Less: Accumulated depreciation .....................................       743,298                676,422
                                                                       -----------            -----------
  Property, plant and equipment, net ...............................       478,888                573,633
Other assets .......................................................        18,510                 24,920
                                                                       -----------            -----------
          TOTAL ASSETS .............................................   $   852,052            $   879,800
                                                                       ===========            ===========

                              LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                                   SUBSIDIARY AND STOCKHOLDERS' EQUITY

Short-term borrowing ...............................................   $        --            $     7,399
Accounts payable ...................................................        89,271                 89,857
Accrued compensation and benefits ..................................        30,481                 28,943
Other accrued liabilities ..........................................        44,862                 42,365
Current portion of long-term debt and capital lease obligations ....        19,477                 15,065
                                                                       -----------            -----------
          Total current liabilities ................................       184,091                183,629
Convertible subordinated notes .....................................       345,000                345,000
Other long-term debt and capital lease obligations .................       105,856                 43,248
Other long-term liabilities ........................................         5,863                 31,978
                                                                       -----------            -----------
          Total liabilities ........................................       640,810                603,855
                                                                       -----------            -----------
Minority interest in consolidated subsidiary .......................        46,836                 42,016
Preferred stock, $0.0001 par value .................................            --                     --
Common stock, $0.0001 par value ....................................             5                      5
Additional paid-in capital .........................................       369,245                363,176
Accumulated deficit ................................................      (204,184)              (128,593)
Accumulated other comprehensive loss ...............................          (660)                  (659)
                                                                       -----------            -----------
          Total stockholders' equity ...............................       164,406                233,929
                                                                       -----------            -----------
          TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
            SUBSIDIARY AND STOCKHOLDERS' EQUITY ....................   $   852,052            $   879,800
                                                                       ===========            ===========

- ----------

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1998.



   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ------------------------------
                                                                                 1999               1998
                                                                             -----------        -----------
OPERATING ACTIVITIES
Net loss .................................................................   $   (75,591)       $  (290,250)
Adjustments required to reconcile net loss to cash
  provided by operations:
  Depreciation and amortization ..........................................       141,800            187,361
  Non-cash portion of restructuring costs ................................        29,732             77,205
  Minority interest in net loss of consolidated subsidiary ...............       (23,512)           (23,804)
  Other, net                                                                          --              2,804
Changes in assets and liabilities:
  Accounts receivable ....................................................        30,439             89,178
  Inventories ............................................................        10,253             31,618
  Prepaid expenses and other current assets ..............................         1,843              2,385
  Accounts payable,  accrued  liabilities and income taxes payable .......       (20,735)           (64,753)
                                                                             -----------        -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................        94,229            (11,744)
                                                                             -----------        -----------
INVESTING ACTIVITIES
Capital expenditures .....................................................       (74,469)          (156,216)
Maturities of available-for-sale investments .............................     1,480,554            418,426
Purchase of available-for-sale investments ...............................    (1,545,912)          (319,913)
Other assets and liabilities, net ........................................         2,160             (2,901)
                                                                             -----------        -----------
  NET CASH USED IN INVESTING ACTIVITIES ..................................      (137,667)           (60,604)
                                                                             -----------        -----------
FINANCING ACTIVITIES
Proceeds from long-term debt and capital lease obligations ...............        22,000                 --
Payments under long-term debt and capital lease obligations ..............        (9,980)            (6,843)
Proceeds from borrowings under line of credit ............................       100,000                 --
Payment under line of credit .............................................       (45,000)                --
Proceeds from short-term borrowings ......................................        20,933                 --
Proceeds from issuance of common stock ...................................         6,069              5,789
                                                                             -----------        -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................        94,022             (1,054)
                                                                             -----------        -----------
Net increase (decrease) in cash and cash equivalents .....................        50,584            (49,914)
Cash and cash equivalents at beginning of period .........................        62,444            118,589
                                                                             -----------        -----------
Cash and cash equivalents at end of period ...............................   $   113,028        $    68,675
                                                                             ===========        ===========

Supplemental disclosures of non-cash activities:
  Conversion  of  long-term  debt to minority  interest in subsidiary ....   $    28,332        $        --
  Issuance of common stock under 401(k) plan .............................   $       792        $     2,579
Supplemental disclosures of cash flow information:
  Interest paid during the period ........................................   $    16,657        $    15,649
  Income taxes paid (refunded) during the period .........................   $      (324)       $       200



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

        Inventories consisted of the following at (in thousands):

                                             JUNE 30,    SEPTEMBER 30,
                                              1999          1998
                                             -------     -------------
Raw material ..............................  $ 6,844        $ 8,653
Work-in-process ...........................   20,379         39,516
Finished goods ............................   14,891          4,198
                                             -------        -------
          Total inventories ...............  $42,114        $52,367
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

The following table presents the calculation of basic and diluted loss per share:

                                                    Three Months Ended June 30,         Nine Months Ended June 30,
                                                   ---------------------------         ---------------------------
                                                      1999              1998              1999              1998
                                                   ---------         ---------         ---------         ---------
                                                                (In thousands, except per share data)
BASIC NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                        $ (57,295)        $(137,150)        $ (75,591)        $(290,250)
                                                   ---------         ---------         ---------         ---------
Denominator:
   Weighted average number of common shares
      outstanding during the period                   49,540            48,702            49,245            48,437
                                                   ---------         ---------         ---------         ---------
Basic net loss per share                           $   (1.16)        $   (2.82)        $   (1.53)        $   (5.99)
                                                   =========         =========         =========         =========
DILUTED NET LOSS PER SHARE COMPUTATION
Numerator:
   Net loss                                        $ (57,295)        $(137,150)        $ (75,591)        $(290,250)
                                                   ---------         ---------         ---------         ---------
Denominator:
Weighted average number of common shares
   outstanding during the period                      49,540            48,702            49,245            48,437
                                                   =========         =========         =========         =========
Diluted net loss per share                         $   (1.16)        $   (2.82)        $   (1.53)        $   (5.99)
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

                                          Facilities and                       Lease
                                            Equipment       Severance        Commitments        Other            Total
                                          --------------     --------       ------------       --------         --------
Restructuring Charge                        $ 29,732         $  4,451         $  3,104         $    398         $ 37,685

Write-Off and Write-Downs                    (29,732)              --               --               --          (29,732)

Cash Charges                                      --           (4,451)          (2,764)             (32)          (7,247)
                                            --------         --------         --------         --------         --------
Reserve Balances as of June 30, 1999        $     --         $     --         $    340         $    366         $    706
                                            --------         --------         --------         --------         --------

        Total restructuring charge incurred during the third quarter of fiscal year 1999 was $37.7 million, of which $15.6 million was related to the restructuring of the Company's subsidiary RRSMI. The $15.6 million restructuring charge incurred by RRSMI was for the write-off of equipment ($12.6 million), lease commitments ($2.4 million) and severance ($0.6 million). These restructuring costs were associated with the Company's transition to giant magnetoresistive technology as well as a decrease in customer demand.

        The 1999 restructuring is substantially complete. The restructuring will produce an estimated annual cost savings of $25 million.

        The 1999 restructuring charge is not a continuation of the 1998 restructuring charge as the 1998 charge was primarily due to the Company's decision to cease operations in Malaysia. Subsequent to the 1998 charge, industry conditions worsened and demand for the Company's products continued to decline. The continued decrease in demand caused excess capacities in the Company's manufacturing plants. These industry conditions, and the Company's transition to GMR technology, caused the company to take this restructuring charge in 1999. See "Business Risks". The Company believes that its current capacity and headcount levels are now more closely aligned with anticipated operating levels. However, if current industry conditions do not improve, or the Company does not achieve timely customer qualifications on new products, additional actions will be necessary in the near term. Such actions could result in charges that could have a material adverse impact on the Company's financial position and results from operations.

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

                                                 Facilities and
                                                    Equipment         Goodwill        Severance          Other            Total
                                                 --------------       --------        ---------          -----            -----
Original Restructuring Estimate                      $ 69,955         $  7,250         $  9,980         $  6,563         $ 93,728

Non-Cash Write-Off and Write-Downs                    (69,955)          (7,250)              --               --          (77,205)

Cash Charges                                               --               --           (8,272)          (5,025)         (13,297)

Change in Reserve Estimate                                 --               --             (958)             958               --
                                                     --------         --------         --------         --------         --------

Reserve  Balances  as  of  September 30, 1998              --               --              730            2,496            3,226

Additional Charges                                         --               --             (730)          (2,496)          (3,226)
                                                     --------         --------         --------         --------         --------

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

NOTE 8. COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows (in thousands):

                                               Three Months Ended                    Nine Months Ended
                                           ---------------------------         ---------------------------
                                            June 30,          June 30,          June 30,          June 30,
                                              1999              1998              1999              1998
                                           ---------         ---------         ---------         ---------
Net income (loss)                          $ (57,295)        $(137,150)         $(75,591)        $(290,250)
Change in unrealized gain (loss) on
     available-for-sale investments               37               664                (1)             (548)
                                           ---------         ---------          --------         ---------
Comprehensive income (loss)                $ (57,258)        $(136,486)         $(75,592)        $(290,798)
                                           ---------         ---------          --------         ---------

        Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

NOTE 9. LONG-TERM LIABILITIES

        In April 1999, the Company drew down $100.0 million on its revolving line of credit, and paid back $45.0 million during the June quarter. Subsequent to the end of the June 30, 1999 quarter, the Company drew down $45.0 million, the remaining portion of its revolving credit facility. The loan is secured by the assets of Read-Rite Corporation and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of Read-Rite Corporation. The terms of the loan require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The Company was in compliance with all covenants under the credit facility for the three month period ended June 30, 1999. However, given the current industry conditions, the Company expects to be in violation of certain financial covenants at the end of the 1999 fiscal year and will need to seek a waiver or amendment to cure such non-compliance. There can be no assurance the Company will be successful in obtaining such a waiver or amendment and the $100.0 million line of credit and $42.5 million term loan could become immediately payable. If the Company is unsuccessful in obtaining a waiver or amendment, or alternative forms of financing are not available to the Company at acceptable costs, the Company may be required to reduce operations or take other actions that could have a material adverse effect on its financial position and results of operations.

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

             PHASES OF THE PROJECT                     START DATE            END DATE
             ---------------------                     ----------       -------------------
High level assessment of systems ......................  FY 1998        Q4 FY 98 (actual)
Detailed assessment, remediation and unit testing .....  FY 1998        Q4 FY 99 (expected)
Integration testing ...................................  FY 1998        Q4 FY 99 (expected)
Deployment ............................................  FY 1998        Q4 FY 99 (expected)

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

        Proceeds provided by financing activities were $94.0 million, of which net proceeds from the line of credit was $55.0 million, refinancing activity from Read-Rite (Thailand) Company Limited ("RRT") was $10.0 million, refinancing activity from Read-Rite Philippines, Inc. ("RRPI") was $12.0 million, payment under long-term debt and capital lease obligations was $10.0 million and proceeds from the issuance of common stock was $6.1 million. Additionally, $28.3 million of RRSMI debt was converted to RRSMI equity by Sumitomo Metal, Incorporated, the minority interest shareholder. This infusion had no impact on the ownership interest of RRSMI, the joint venture between SMI and the Company.

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

                27.1(1)  Financial Data Schedule

        (b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

- ----------
(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.



                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 29, 1999                          /s/ JOHN T. KURTZWEIL
                                        ----------------------------------------
                                                    John T. Kurtzweil
                                           Senior Vice President, Finance and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBITS                      DESCRIPTION
   --------                      -----------
     27.1(1)    Financial Data Schedule (electronic filing only)

- --------
(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.