Form 10-K405
period 1999-09-30
READ RITE CORP /DE/
filed 2000-01-10
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999*

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on The NASDAQ National Market on November 30, 1999) was $273,321,328. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 1999 was 49,927,337.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held February 24, 2000 are incorporated by reference into
Part III of this Form 10-K.

                                ----------------

* For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on September 30th. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30th.

================================================================================

FORWARD LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K for Read-Rite Corporation ("Read-Rite" or the "Company") include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the industry trend toward fewer average head gimbal assemblies ("HGAs") per headstack assembly ("HSA") and competitive pricing pressures will continue into fiscal 2000; the Company's expectation that giant magnetoresistive ("GMR") products will be sold in the volumes anticipated by the Company in fiscal 2000; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 2000; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near-term; the Company's plan to acquire approximately $80 million in capital equipment during fiscal 2000, including the potential acquisition of certain assets through operating leases; The Company's belief that with either renegotiation of its existing credit facilities, negotiation of new credit facilities with other lenders, or issuance of additional equity securities or other financial instruments, will provide the Company with sufficient funding for its operations for the next twelve months; the Company plans to pursue opportunities to continue to improve the efficiency of its operations; the Company's belief that the Company is Year 2000 ready, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; the anticipated trend of increases in areal density may not occur; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures and other working capital needs; the Company's ability to obtain waivers or amendments to the bank covenants in its current credit facilities or, if unsuccessful, the Company's ability to negotiate new credit facilities with other lenders or issue additional equity securities or other financial instruments; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Read-Rite Corporation ("Read-Rite" or the "Company") is one of the world's largest independent suppliers of magnetic recording heads for the hard disk drive (HDD) market. The Company designs, manufactures and markets magnetic recording heads as head gimbal assemblies ("HGAs") and incorporates multiple HGAs into headstack assemblies ("HSAs"). Read-Rite's products are sold primarily for use in 3.5" form factor HDDs. The Company also supplies magnetoresistive ("MR") tape heads for tape drives including multi-channel heads for the super digital linear tape (SDLT) drive market.

During fiscal 1999, the Company supplied HGAs in volume for 16 different disk drive products to 5 customers, and supplied HSAs in volume for 48 different disk drive products to 4 customers. In comparison, during fiscal 1998, the Company supplied HGAs in volume for 24 different disk drive products to 6 customers, and supplied HSAs in volume for 50 different disk drive products to 4 customers. During fiscal 1999, the Company sold approximately 68.7 million HGAs (including HGAs incorporated into HSAs), and approximately 15.4 million HSAs. HGAs and HSAs accounted for approximately 97% of the Company's net sales during fiscal 1999.

Read-Rite also produces thin film MR tape heads for use in QIC tape drives in the 4 gigabyte ("GB") to 10 GB range per cartridge. During fiscal 1999, the Company supplied QIC tape heads in volume for 9 different tape drive products to 4 customers. Tape heads accounted for approximately 2% of the Company's net sales during fiscal 1999.

The Company's net sales to its largest customers during fiscal 1999 and fiscal 1998 were as follows (as a percentage of net sales):

CUSTOMERS                  1999       1998
---------                  ----       ----

   Western Digital          37%        49%
   Maxtor                   32%        25%
   Samsung                  19%        15%
   All Others               12%        11%
                           ----       ----
                           100%       100%
                           ----       ----

The Company's principal wafer manufacturing facility is located in Fremont, California with a secondary wafer fabrication facility at Read-Rite SMI Corporation ("Read-Rite SMI"), the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd. ("SMI") near Osaka, Japan. The Company has its primary slider fabrication and HGA assembly facilities in Bangkok, Thailand, and its primary HSA assembly facilities in Manila, the Philippines and Bangkok, Thailand. The Company manufactures wafers for tape heads at its Milpitas facility, and performs device fabrication, assembly and test operations in the Philippines.

Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985.

For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks."

COMPANY STRATEGY

Personal computer ("PC") end-user demand and non-PC computer applications such as network servers (intranet and internet), workstations, mainframes, video on demand, voicemail, consumer appliances and multimedia services are driving the computer industry's demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 1999, the capacity for a single disk, 3.5" drive increased from approximately 270 megabytes ("MB") to greater than 10 GB. The rapid introduction of new, higher performance products, shorter product life cycles and the trend toward fewer heads per drive places significant pricing pressure on hard disk drives and drive components, including recording heads. In addition, during fiscal 1998 and continuing into fiscal 1999, the sub $700 PC market emerged. Users in the sub $700 PC market typically require less storage capacities, therefore lower number of heads per drive than that for the office desktop computers. The Company expects growth in the sub $700 PC market and the trend for lower number of heads per drive to continue in the foreseeable future.

To be competitive in this demanding environment, the Company must collaborate closely with its customers as well as its technology partners in media, channel electronics and capital equipment to ensure critical development projects proceed in a timely and coordinated manner. The Company must continually design new product platforms to accommodate a broad range of customer requirements while efficiently utilizing engineering efforts and minimizing manufacturing costs. In addition, it is critical that the Company achieve continuous and timely design-in qualifications to become one of the primary suppliers for customer programs. Although disk drive manufacturers commonly qualify more than one supplier, early design-in wins are important in order to become one of the primary suppliers. Given shorter and shorter product life cycles, it is critical to work towards becoming a primary supplier on customer programs.

During fiscal 1999 and continuing into fiscal 2000, the Company had made significant progress in attaining technology leadership as demonstrated by achieving four world-records in magnetic recording areal-density, reducing MR manufacturing cycle times and, increasing its customer base with its new GMR products. More details on these subjects will be included in subsequent sections regarding the Products, Manufacturing, Customers and Technologies.

In fiscal 1999, the Company experienced a net loss of approximately $155.7 million, compared to a net loss of $319.7 million in fiscal 1998 and a net income of $76.2 million in fiscal 1997. Continued competitive pricing pressure, industry trends toward fewer HGAs per HSA, short product life cycles, and the industry's quicker than expected transition from MR to GMR technology contributed to the Company's net loss. The losses from operations, the requirement for continued investment in capital and the forecasted growth in working capital have all combined to force a renegotiation of the Company's current bank credit facility. The Company is not in any payment default under the current facility and has continued to pay all interest charges and fees associated with this facility on its scheduled due dates. In October 1999, the Company repaid $25 million of its $150 million credit facility and reduced the size of the revolver portion of its credit facility to $75 million. In connection with this repayment, the banks agreed to waive compliance on certain financial covenants through December 31, 1999. As of December 29, 1999, the Company had repaid another $25 million of its credit facility and reduced the size of the revolver to $50 million. In response to this repayment, the banks agreed to a fourth waiver/amendment that can extend to February 25, 2000. As a result of the Company not being in compliance with certain financial ratios required by the lender and the short term nature of the waivers and amendments, the Company reclassified certain long-term debt to current liabilities. The Company's independent auditors have included a going concern emphasis paragraph in the audit report highlighting the Company's historical operating losses and debt covenant violations. If an amendment or restructuring of the current credit facility is successful, the Company will seek to have the auditors reissue an opinion without the going-concern emphasis paragraph. There can be no assurance the Company will be able to renegotiate the credit facility on terms acceptable for the Company, and the borrowings could become immediately payable, nor can the Company guarantee that the auditors will reissue an opinion without the going-concern paragraph. See item 7 in Liquidity and Capital Resources.

PRODUCTS

An HGA consists of a magnetic recording head attached to a flexure, or suspension arm, and a wire/tubing, trace assembly or flex cable assembly. A number of HGAs can be combined with an actuator for positioning the HGAs, a coil assembly and a flexible circuit assembly to form an HSA. The remaining principal components of HDDs rigid disk drives are disks, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly, which rotates the disks at high speed within a sealed enclosure. The heads, attached to and positioned by the movable actuator, "fly" above both sides of each disk.

The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of at least one disk. The heads record or retrieve data from tracks in the magnetic layer of each disk. HDDs are used in computer systems to record, store and retrieve digital information. Most computer applications require access to a greater volume of data than can economically be stored in the random access memory of the computer's central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including HDDs, both fixed and removable, flexible disk drives, magnetic tape drives, optical disk drives and semiconductor memory. HDDs currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives and at substantially lower cost per GB than high-speed semiconductor memory.

Computer systems of all types increasingly use dedicated backup storage peripherals to archive and protect large volumes of data. Tape drives are hardware devices which enable the most cost effective data backup solution, combining performance, capacity, and reliability. The principal elements of tape drives are magnetic read/write heads, electronics for read/write, tape motion control and guidance, system interface functions, and the tape cartridge.

HEAD GIMBAL ASSEMBLIES

Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs separately and assemble, or have assembled, their own HSAs. The Company supplied HGAs in volume for 16 different disk drive products to 5 customers during fiscal 1999. Direct sales of HGAs accounted for approximately 16% of the Company's net sales for fiscal 1999, compared to 11% of the Company's net sales for fiscal 1998. During fiscal 1999, the Company manufactured in volume three types of heads for HDDs: inductive thin film, magnetoresistive ("MR") thin film, and giant magnetoresistive ("GMR") thin film.

MR thin film heads are produced with manufacturing processes adapted from semiconductor manufacturing operations. Thin films of highly permeable magnetic material are deposited on a non-magnetic substrate to form the magnetic core, and electrical coils are electroplated in a pattern which has been imprinted through photolithographic techniques. This process facilitates miniaturization, reduces electrical inductance and enhances manufacturing precision.

MR thin film heads consist of a magnetoresistive read element and an inductive write element. The MR read element incorporates certain materials whose electrical resistances change in a magnetic field. In the read mode, as the MR head flies over a previously written region on the disk, the magnetic field generated by the directionally magnetized region causes a change in electrical resistance. This change can be sensed or read by the drive's electronic circuitry. MR heads have the ability to read data at lower media velocities and narrower track widths than inductive heads. The ability to read at lower media velocities improves performance as disk drives become smaller, because the surface velocity of a disk turning at the same number of revolutions per minute is reduced as the diameter of the disk decreases. Narrower track widths enable higher density magnetic recording, resulting in greater capacity per square inch.

The Company manufactured HGAs utilizing the GMR effect, a phenomenon involving large changes in electrical resistance that occur in specific materials sandwiched in a number of very thin layers of metals. GMR recording heads are significantly more sensitive than conventional inductive and MR recording heads, allowing them to read data from computer disks and other storage media at higher densities and smaller track widths. In August 1999, the Company announced a significant data storage breakthrough and demonstrated GMR heads at an areal density of 26.5 billion bits per square inch, or over 38 GB per 3.5-inch platter. High data rates of 230 - 500 million bits per second, with a read sensitivity as high as 6.5 millivolts per micron were achieved in this world record setting demonstration. In November 1999, the Company announced another data storage breakthrough with demonstrated GMR heads at areal density of 36 billion bits per square inch, or over 50 GB per 3.5-inch platter. The performance of the fully integrated GMR pico read/write heads enable these products to be designed into high end drives for the internet server market, the mobile computing market, emerging consumer applications, as well as drives for the desktop market.

During fiscal 1999, the Company continued the transition of its product development and manufacturing efforts from MR technology to GMR technology and has installed state-of-the-art deposition equipment to meet the challenge of producing the very thin layers required by GMR technology. Currently the Company produces Spin Valve-GMR recording heads supporting 10.2 GB per 3.5-inch disk. In fiscal 1999, the Company shipped HGAs with GMR technology in volume to 2 customers, accounting for approximately 2% of the Company's net sales. The Company anticipates that over 80% of its products shipped during fiscal 2000 will incorporate GMR technology.

HEADSTACK ASSEMBLIES

The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. In fiscal 1999, the Company assembled substantially all of its HSAs (other than prototypes) at its facilities in Thailand and the Philippines.

The Company supplied inductive thin film, MR thin film, and GMR thin film HSAs in volume for 48 different disk drive products to 4 customers during fiscal 1999. HSAs accounted for approximately 81% of the Company's net sales during fiscal 1999, compared to 86% of the Company's net sales during fiscal 1998.

TAPE HEADS

Since fiscal 1994, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings, and is the leading independent producer of MR tape heads for use in QIC tape drives in the 4GB to 10GB range per cartridge. During fiscal 1999, the Company supplied QIC tape heads in volume for 9 different tape drive products to 4 customers. Tape heads accounted for approximately 2% of the Company's net sales for the year.

In anticipation of the customer demand for greater capacity, faster transfer rates and the continued migration of tape drives from ferrite head technology to thin film head technology, the Company is developing magnetoresistive thin film multi-channel tape heads. These thin film heads are fabricated through a batch photolithographic method that allows for very small track dimensions and precise alignment of the multiple channels in the head. The multiple channels allow parallel track recording which enables higher data transfer rates, while the photolithographic tolerances and alignment combined with magnetoresistive read performance allows smaller track widths and higher recording densities, creating higher capacities. These magnetoresistive thin film multi-channel tape heads include electronic lapping guides which are utilized in the manufacturing process to produce uniformity in the MR stripe heights based on Read-Rite's internally developed lapping processes and equipment. Two individual multi-channel read/write clusters are aligned together to provide read-while-write data verification required by most high capacity tape drives used for server backup.

During fiscal 1999, Read-Rite was in the developmental phase of magnetoresistive, multi-channel thin film tape heads for Quantum Corporation's SDLT tape drive and Benchmark Tape System's DLT1 tape drive. The Company anticipates that with the introduction of these new multi-channel products in addition to the continued Travan business, the net sales from tape heads in fiscal 2000 will increase substantially from its fiscal 1999 level.

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

WAFER FABRICATION

The Company presently fabricates wafers at its Fremont and Milpitas, California facilities and at Read-Rite SMI's facility near Osaka, Japan (See Item 1:
Strategic Alliance with Sumitomo). The Company's Fremont facility produces 6" square wafers (versus 4" square wafers currently produced in its Milpitas facility and at Read-Rite SMI), increasing the unyielded per wafer slider count from approximately 6,500 nanosliders per 4" wafer to over 16,000 nanosliders and 28,000 picosliders per 6" wafer. During fiscal 1999, the Company's Fremont facility produced approximately 55% of the Company's total slider output. The Company has completed the transition of its wafer fabrication facility to GMR technology in order to meet the specifications and demand for increased production of GMR products. The Company's Fremont facility serves as the primary wafer supply for GMR, MR and remaining inductive products, with the Milpitas facility serving as the primary wafer supply for tape head products.

SLIDER FABRICATION/WAFER SLICING

The Company machines or slices wafers (other than for prototypes) primarily at its Thailand facilities. The machining process is accomplished in five phases. First, diamond saws cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper throat and stripe height using an automated, multi-stage lapping process. Third, the Company uses photolithography and reactive ion etching processes to define and shape the air bearing surfaces of the individual sliders in each row. Fourth, the rows are cut into individual sliders. Finally, the sliders are coated with a protective diamond like coating.

HGA ASSEMBLY AND TESTING

The Company presently performs volume HGA assembly and testing at its Thailand facilities. In HGA assembly, either wire elements, trace assemblies or flexible circuitry are used in the process. Wire elements are attached to bond pads on the slider and the slider is then bonded to the stainless steel flexure/suspension, while trace assemblies or flexible circuitry is attached to bond pads on the slider after the slider is bonded to the stainless steel flexure/suspension. The Company then tests the head's read/write capability (for example: signal strength, pulse shape, over-write and error rate) and the circuit integrity of the magnetic elements. In fiscal 1999, the Company started the transition to integrated suspensions such as Trace Suspension Assemblies
(TSA) for its GMR products. TSA suspensions integrate into the suspension a thin electrical conductor that connect directly with the recording head. The integral etched cooper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. By eliminating the manual labor required to attach heads to suspension in the conventional suspension assembly, the Company believes the use of TSA suspensions in its GMR products will increase overall consistencies and improve production yield of the Company's GMR products.

The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs in the lot do not meet specifications. As the Company continues to advance along the process learning curve as it relates to GMR HGA production, manufacturing yields are expected to increase during fiscal 2000. However, there can be no assurance that the Company will be able to achieve component cost levels, manufacturing yields and productivity levels necessary to achieve adequate GMR HGA margins.

HSA ASSEMBLY AND TESTING

As previously noted, the Company assembled substantially all of its HSAs (other than prototypes) in fiscal 1999 at its facilities in Thailand and the Philippines. HSAs can consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit, and may include other miscellaneous parts, such as bearings, a voice coil, and a connector, depending on the design of the customer's disk drive.

The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. Additionally, the Company has experienced lower manufacturing yields and higher costs during the production of its GMR products in comparison to its MR products primarily due to the process learning curve associated with the introduction of the newer technology. As the Company continues to advance along the process learning curve as it relates to GMR HSA production, manufacturing yields are expected to increase during fiscal 2000. However, there can be no assurance that the Company will be able to achieve component cost levels, manufacturing yields and productivity levels necessary to achieve adequate GMR HSA margins.

TAPE HEADS

After the Company's tape head wafers are fabricated in its Milpitas facility, they are high-speed probed for their electronic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in China.

After the tape wafers are sliced and sorted into individual, probed good, MR devices, they are shipped from the subcontractor to Read-Rite's Philippines facility. The devices are assembled into a body and tape support structure and subsequently contoured to create a "Tape Bearing Surface" over which the magnetic tape media is passed. After contouring, a flexible cable is attached and this assembly is mounted into a customer unique carriage. The final unit is dynamically tested and mechanically inspected prior to shipping. The Company performs all of its tape head assembly operations at its facilities in the Philippines.

PROCESS IMPROVEMENT

In fiscal 1999, the Company focused substantial time and resources on improving the flow of product throughout the Company's manufacturing process. From the Company's wafer fabrication facility in Fremont, California to its HGA and HSA manufacturing facilities in Bangkok, Thailand and Manila, the Philippines, the Company worked towards reducing manufacturing cycle time -- the time required for the Company's product to be manufactured. The Company's manufacturing cycle time was significantly reduced during fiscal 1999. The Company also focused on the improvement of its inventory turnover rate -- which indicates the number of times the Company's inventory "turns over" during the year. The Company's gross inventory turnover rate increased from 14.0 at the end of fiscal year 1998 to
16.6 at the end of fiscal 1999. The Company has also developed a more automated process for attaching recording heads to suspension gimbals. This process was implemented during the last quarter of fiscal 1999. These improvements allowed the Company to be more responsive to the requirements of its customers. In addition, by decreasing manufacturing cycle time and increasing inventory turnover rate, less investment in inventory is required, allowing the Company to focus resources in other areas. The Company expects to continue to improve in these areas in fiscal 2000; however, there can be no assurance this will be achieved. Failure to further reduce manufacturing throughput time and/or failure to increase inventory turnover rate may have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMERS, MARKETING AND SALES

The Company's largest customers during fiscal 1999 were Western Digital, Maxtor, and Samsung, representing 37%, 32%, and 19%, respectively, of the Company's net sales for the period. Given the small number of high performance disk drive and QIC tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have been increasingly moving towards limiting their number of suppliers of recording heads per program, as well as focusing their own efforts on fewer and larger new programs. Thus, the Company expects it will be increasingly important to successfully achieve design-in wins for all major programs for its primary customers. As a result, the loss of any customer, a significant decrease in orders from one or more large customers, or the failure to achieve a design-in win or wins on particular customer programs would have a material adverse effect on the Company's business, financial condition and results of operations.

During fiscal 1999, the Company sold prototype and some production level shipments from its headquarters located in Milpitas, California. All other sales to customers, exclusive of Read-Rite SMI sales, were conducted by the Company's wholly owned subsidiary, Read-Rite International, through its Singapore branch. Read-Rite SMI sells to Japanese customers from its facility near Osaka, Japan. The Company's total foreign net sales accounted for 99%, 98% and 98% of net sales during fiscal 1999, 1998 and 1997, respectively. See Note 15 in Notes to Consolidated Financial Statements.

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

Throughout fiscal 1999, the Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships. The Company has implemented, and is continuing to implement, a series of programs to enhance customer satisfaction. The Company has business units to provide dedicated customer support teams that are responsive to the specific needs of each customer. The teams provide focused improvements in new product introductions, including design support, early availability of advanced samples, prototype production, and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's strategic technology plan to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design-in wins and improves the Company's ability to timely reach volume production.

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

Japanese competitors such as TDK, Alps, Hitachi Metal and Yamaha have been aggressively competing for business in the United States and in Japan, specifically targeting the market for GMR. In November 1999, Yamaha announced its exit from the HDD recording heads market effective in March, 2000. The Company's domestic competitors are Applied Magnetics Corporation, Headway Technologies and IBM. On January 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the Bankruptcy Code and effectively ceased operations. Fujitsu, IBM, Seagate and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, one of the Company's largest customers, Western Digital Corporation ("WD") announced an agreement in June 1998 with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop HDDs, and the Company believes WD presently purchases a material percentage of its MR and GMR head requirements from IBM. The Company's competitive position could be materially and adversely affected if more of these competitors are successful in marketing GMR products in the merchant market in volume quantities at competitive pricing.

In its HSA business, the Company has competed in the past against other merchant HSA manufacturers such as Kaifa and TDK/SAE in China, and Tandon in India. There may also be certain government incentives in their respective countries that could reduce their operating costs and continue to decrease selling price. The Company is currently working with HSA manufacturers such as Kaifa and Tandon to outsource a portion of the Company's HSA business to take advantage of these HSA manufacturers' low cost structure. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers. If the Company is not successful in generating a positive operating margin from the HSA manufacturing operations in the near term, it will need to take appropriate steps to align its cost structure and cash flows accordingly.

Finally, the development of new technologies, such as pico sliders and GMR heads will continue to be demanded by customers in fiscal 2000. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

The Company's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

In response to the disk drive market's demand for higher performance products, the Company has and continues to aggressively pursue a range of new and emerging technologies to increase the areal density capability of its products. Areal density is a measure of storage capacity per square inch on the recording surface of a disk. For ease of reference, this measure is commonly converted to gigabytes ("GB") per 3.5" disk. During fiscal 1999, the Company continued to execute its primary strategic objective of becoming the technology leader for GMR HGAs and HSAs. Responding to the industry's rapid shift to GMR technology, which occurred during the second half of fiscal 1999, the Company accelerated its existing GMR transition strategy while maintaining volume shipments of its MR products. By the fourth quarter of fiscal 1999, the Company qualified for volume shipment of its GMR products with its major customers.

MR heads consist of thin film inductive write structures and MR read structures that take advantage of magnetic properties in certain metals to achieve significantly higher storage capacities. GMR heads use similar technology as MR heads, but incorporate a magnetically sensitive resistor called Spin Valve to further increase storage and retrieval capacities without increasing the size of the storage medium. The Company began the year with volume shipment of MR heads at 3.0 GB per 3.5" disk, and subsequently qualified for volume shipment of GMR heads at 5.2 GB through 8.7 GB per 3.5" disk. During fiscal 1999, the Company sold approximately 64.4 million MR HGAs

(including HGAs incorporated in HSAs) to 4 customers, increasing net sales of MR products to $646.6 million, compared to net sales of MR products of $590.0 million during fiscal 1998. The Company expects that MR products, which accounted for approximately 90% of the Company's net sales during fiscal 1999, will account for a substantially lower percentage of net sales during fiscal 2000 as the Company transitions to GMR technology. The Company expects customer demand to shift from MR to GMR products during fiscal 2000, and that GMR products will account for a majority of its net sales during fiscal 2000.

The Company has focused and will continue to focus on technology advancements, customer satisfaction and cost efficiency. During fiscal 1999, the Company continued development of improved process technologies, including the transition from nano to pico form factor in its wafer fabrication, slider manufacturing and HGA assembly processes. This transition will enable the Company to miniaturize the size of magnetic recording head sliders, therefore increasing the Company's plant capacity. The Company also continued to develop its existing spin valve GMR products for higher areal density, as evidenced by the Company's record setting data storage demonstration in August and November 1999. The Company has developed an automated process for attaching recording heads to suspension gimbals and has successfully implemented two wireless technologies into its HGA process, Trace Suspension Assembly (TSA) and Flex on Suspension (FOS). In addition, the Company has made significant progress in developing new technologies such as microactuator and Chip on Base (COB), for high areal density and data rate applications. The Company has also designed a unique co-located piezoelectric based HGA microactuator. The COB activity is focused on testing the second generation preamp chips geared for data rates above 700 Mb/sec. Failure to successfully design and manufacture products utilizing these new technologies may have a material adverse effect on the Company's business, financial condition and results of operations.

During fiscal 1999, 1998 and 1997, the Company's research and development expenses were $92.2 million, $92.3 million and $65.0 million respectively.

The Company's tape head unit has launched development programs for certain customers of multi-channel MR tape heads in an effort to penetrate the digital linear tape ("DLT") drive market. As announced by the Company, specific development agreements have been signed with Quantum for their super DLT product and Benchmark for their DLT1 product.

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

STRATEGIC ALLIANCE WITH SUMITOMO

In June 1991, the Company established a strategic alliance with Sumitomo Metal, Incorporated ("SMI"), a leading Japanese industrial company, including an investment by SMI in the Company and the establishment by the two companies of a joint venture, Read-Rite SMI ("RRSMI"), in Japan. During fiscal 1999, RRSMI operated primarily as a wafer fabrication facility to manufacture products for the customers of Read-Rite Corporation.

The Company has a majority voting interest in RRSMI, and RRSMI's charter documents provide for a simple majority vote of the Board of Directors of RRSMI on all matters in the ordinary course of business. In the case of a shareholder vote due to the lack of the required vote by the Board of Directors, a simple majority shareholder vote is required.

The Company and RRSMI have cross-licensed all of their respective inductive thin film, MR, spin valve, and GMR technologies owned or developed during the term of the original joint venture agreement relating to the manufacture of thin film heads for disk drives. RRSMI has the exclusive right to distribute products of either RRSMI or the Company to customers for integration into disk drives in Japan and to Japanese customers for integration into rigid disk drives throughout the remainder of the world other than North America. The Company has the exclusive right to distribute products of either the Company or RRSMI for integration into HDDs in North America and throughout the rest of the world, other than in Japan or by Japanese customers outside North America.

Under the Company's joint venture agreement with SMI both parties share pro rata in funding the working capital requirements of RRSMI. Both parties to the joint venture agreed that due to the losses that were being incurred at RRSMI, it was important to increase the equity position of RRSMI. Accordingly, during the third quarter of fiscal 1999, SMI and Read-Rite each contributed an additional capital infusion of $28.3 million to RRSMI. This infusion had no impact on the Company's percentage ownership interest of RRSMI.

Although the Company believes RRSMI provides important advantages to the Company, there can be no assurance that there will be market demand in Japan for thin film heads manufactured by RRSMI. For example, though RRSMI is currently a supplier for Quantum/MKE on certain GMR programs, there can be no assurance that RRSMI will continue to be successful in the qualification on future Quantum/MKE GMR programs. If the Company is not successful in generating a positive operating margin from RRSMI in the near term, it will need to take appropriate steps to align its cost structure, cash flows, and equity position accordingly.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Read-Rite regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has approximately 133 U.S. and additional foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies' respective patents.

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

EMPLOYEES

As of November 30, 1999, the Company had 14,701 employees, including 1,388 in the United States, 8,664 in Thailand, 4,243 in the Philippines, 371 at Read-Rite SMI, 31 at the Company's sales and customer support offices in Singapore, and 4 in Malaysia. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are currently represented by a labor union.

ENVIRONMENTAL REGULATION

The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, to the treatment of water used in manufacturing, and to air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not, to date, suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations which use hazardous materials. It is the Company's intention to comply with all federal, state and local environmental, health and safety laws and regulations, or to obtain all necessary permits required under such regulations.

The Company is not aware of any fines, penalties or lawsuits that could subject the Company to significant liability and financial penalties (possibly resulting in suspension of production), restrict the Company's ability to expand or operate at its locations in California, Thailand, Japan and the Philippines, restrict the Company's ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company's products; low product manufacturing yields; changes in product mix and increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; and disruptions in domestic or foreign operations.

The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the last three quarters of fiscal 1999, in fiscal 1998, and in the second half of fiscal 1996, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence, experienced a significant reduction in net sales and gross margin and incurred significant losses.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated as follows: In the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning; late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3 GB per 3.5-inch disk recording head product due to a significant and abrupt reduction in demand for this product; in fiscal 1998 generally due to industry conditions; in the last three quarters of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited "design-ins wins" for its GMR products with our customers. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

The Company's largest customers are Western Digital, Maxtor, and Samsung, representing 37%, 32% and 19%, respectively, of the Company's net sales during fiscal 1999. The Company produced HGAs in volume for 5 customers; HSAs in volume for 4 customers and tape drive products in volume for 4 customers during fiscal 1999. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. As demonstrated by the significant reduction in the level of the Company's business in the last three quarters of fiscal 1999, in fiscal 1998 and late in fiscal 1996, as well as the Company's unsuccessful attempt to qualify for shipment of its first generation GMR products with our major customers, the loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

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

Finally, in 1998, WD and IBM announced a hard disk drive component supply and technology licensing agreement. This agreement, along with the Company's heads not being qualified as the primarily supplier with certain WD programs, significantly reduced the Company's net sales to WD in fiscal 1999. With timely qualifications, the Company anticipates an increase in sales to WD in fiscal 2000 compared to fiscal 1999. However, there can be no assurance such sales will occur. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR AND GMR TECHNOLOGY

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's continuing rapid shift to MR technology by accelerating implementation of its existing strategies to transition fully to MR production while reducing its build plan for its advanced inductive thin film
1.3 GB per 3.5-inch disk recording head product due to a significant reduction in demand for this product. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. In the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition to GMR technology and the decrease in customer demand.

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

During fiscal 1999, the Company shipped 64.4 million MR heads (including heads in HSAs) for 47 disk drive programs to 5 customers, accounting for approximately 90% of net sales during the period. The Company intends to continue investing significant resources in GMR product development and manufacturing equipment. The Company anticipates majority of its sales for fiscal 2000 will be derived from sales of GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing MR and GMR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on customers' new product programs.

SUBSTANTIAL CAPITAL EXPENDITURES

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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 1999 of $101.0 million, compared to $186.2 million during fiscal 1998, and plans to spend approximately $80 million during fiscal 2000. The Company has acquired certain capital assets through operating leases during fiscal 1999 and may continue to do so in fiscal 2000. As of September 30, 1999, total commitments for construction or purchase of capital equipment were approximately $49 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods, such as during fiscal 1996, in fiscal 1998, and the last three quarters of fiscal 1999, when net sales declined quarter to quarter.

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

In addition, several Asian countries, including Japan, Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars.

COMPLEX MANUFACTURING PROCESSES

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity of manufacturing GMR products. Further, the compression of product life cycles requires the Company to produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle, which is conducive to higher manufacturing yields and declining costs.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the suppliers are generally determined in advance by the Company's customers. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed typically have very short life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from their end customer, they will not pull the inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk. To help offset this risk, the Company has implemented this inventory management tool with several of its suppliers. Certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the first two quarters of fiscal 1998, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock is expected to continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, qualifications of volume shipment programs from major customers, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.

EXECUTIVE OFFICERS

The Company's executive officers are:

NAME                       AGE          POSITION
----                       ---          --------
Cyril J. Yansouni          57           Chairman of the Board of Directors and Chief Executive Officer
Alan S. Lowe               37           President and Chief Operating Officer
Michael A. Klyszeiko       60           Executive Vice President, Operations
Peter G. Bischoff          59           Executive Vice-President and Co-President, Read-Rite SMI
John T. Kurtzweil          43           Senior Vice President and Chief Financial Officer
James Murphy               40           Senior Vice President, Customer Business Units
Mark Re                    39           Senior Vice President, Research and Development
Sherry F. McVicar          47           Vice President, Human Resources

There are no family relationships among directors or executive officers of the Company.

Mr. Yansouni has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since March 1991. Prior to joining the Company, Mr. Yansouni was with Unisys Corporation, a manufacturer of computer systems, from December 1988 to February 1991, where he served in various senior management capacities, most recently as an Executive Vice President. From October 1986 to December 1988, Mr. Yansouni was President of Convergent Technologies, a manufacturer of computer systems, which was acquired by Unisys in December 1988. From 1967 to 1986, Mr. Yansouni was at Hewlett-Packard Company. During that time, he served in a variety of technical and management positions, most recently as Vice President and General Manager of the Personal Computer Group. Mr. Yansouni received his M.S. degree in electrical engineering from Stanford University and his B.S. degree in electrical engineering and mechanical engineering from the University of Louvain, Belgium. Mr. Yansouni is also a director of Informix Software, Inc. and PeopleSoft, Inc., both software companies.

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

Mr. Klyszeiko has been Executive Vice President, Operations, since November 1995. He joined Read-Rite in 1988 as Vice President, Planning and Logistics and also served as Vice President, Manufacturing from January 1990 to October 1992, Senior Vice President of Customer Programs from October 1992 to September 1994, and Senior Vice President, Read-Rite International from September 1994 to November 1995. Prior to joining the Company, he served at Advanced Micro Devices as Director of Materials and Systems Planning. He was with VLSI Technology during 1983 and 1984 as Director of Materials and served in various positions at Fairchild Camera and Instrument from 1966 to 1983. Mr. Klyszeiko holds a B.A. degree in business from the University of Vermont. Mr. Klyszeiko has announced his intention to retire during fiscal 2000.

Mr. Bischoff, a co-founder of the Company, has served as Executive Vice President since March 1996. He has also served as Executive Vice President, Research and Development, from February 1994 to March 1996, and Senior Vice President, Research and Development, from February 1983 to February 1994. Since July 1991, he has also served as Executive Vice President of Read-Rite SMI, and since July 1998, served as Co-President of Read-Rite SMI. He served an apprenticeship in electrochemistry in Pforzheim, Germany and received his B.A. degree in management from Saint Mary's College. Mr. Bischoff retired from Read-Rite Corporation as of October 1999.

Mr. Kurtzweil joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil was promoted to Senior Vice President of Finance, Legal and Information Systems Group in August 1999, as well as retaining the title and duties of the Company's Chief Financial Officer. Mr. Kurtzweil joined the Company from Maxtor Corporation where he held a number of finance positions including Finance Director, Director of Far East Finance based in Singapore, and Corporate Controller of a wholly owned subsidiary. He was with Maxtor Corporation from July 1988 to August 1995. He also held finance positions with Honeywell Incorporated from May 1978 to July 1988. Mr. Kurtzweil received his B.A. degree in Accounting from Arizona State University and a M.B.A. from the University of St. Thomas in St. Paul, Minnesota. He is a Certified Public Accountant and also a Certified Management Accountant. Mr. Kurtzweil is also a Director and Vice-Chairman for the International Disk Drive and Equipment Manufacturers Association, a HDD trade association.

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

ITEM 2. PROPERTIES

The Company leases approximately 182,000 square feet at its campus in Milpitas, California, which serves as the Company's corporate headquarters and also houses wafer fabrication, prototype manufacturing and research and development facilities. The primary leases for these properties expire at various times from July 2001 to June 2010. The Company will attempt to sub-lease excess capacity in its Milpitas location in fiscal 2000.

The Company also leases two facilities in Fremont, California of approximately 189,000 and 57,000 square feet, respectively, which primarily house wafer fabrication, research and development and various administrative functions. The initial leases for these facilities expire in February 2003 and April 2002, respectively, with three 5-year renewal options and one 5-year renewal option, respectively. The 57,000 square feet facility was not fully utilized as of September 30, 1999 and the Company will attempt to sub-lease the facility in fiscal 2000.

The Company owns a seven-acre site near Bangkok, Thailand with two facilities totaling 380,000 square feet used for slider fabrication and HGA manufacturing. These properties and certain additional collateral owned by the Company's wholly owned subsidiary, RRT, secure loans obtained by RRT from the Industrial Finance Corporation of Thailand in fiscal 1993. In addition, the Company leases a 20,000 square foot warehouse in Thailand; the lease for this facility expired in October 1999. The Company did not renew the lease.. During fiscal 1996, RRST acquired an approximately 97,000 square foot manufacturing facility adjacent to RRT's existing facilities.

The Company has a long-term land lease on a 13-acre site near Penang, Malaysia, and owns a 176,000 square foot HSA manufacturing facility on that site. As a result of the Company's decision to cease manufacturing operations in Malaysia, the Company has leased the facility but still has it available for sale.

The Company owns a 5.3-acre site near Manila with a 189,000 square foot manufacturing facility. During fiscal 1998, the Company constructed an additional 176,000 square foot facility on this 5.3-acre site. Furthermore, the Company has purchased an approximately 5.3 acre parcel of land for manufacturing purposes adjacent to the original 5.3-acre site. In addition, the Company had a lease option on a 73,000 square feet facility near Manila. In November 1999, the Company sold this option to the landlord.

Read-Rite SMI leases from Sumitomo a 92,000 square foot wafer fabrication and research and development office facility near Osaka, Japan. This lease expires in November 2001.

The Company leases an office in Singapore totaling approximately 4,200 square feet for sales and customer support. The lease expires in March 2001.

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

In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The court consolidated the Ferrari Federal Action and the Nevius Federal Action into one action, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"), and plaintiffs thereafter filed a consolidated complaint. The consolidated complaint alleges that from April 19, 1995 -- January 22, 1996 (the "Ferrari Class Period") and from of March 2, 1996 -- June 19, 1996 (the "Nevius Class Period"), defendants made false and misleading statements about the Company's business condition and prospects. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks damages of an unspecified amount. In August 1998, the court in the Consolidated Action granted defendants motion to dismiss but granted plaintiffs leave to file an amended complaint. In January 1999, plaintiffs filed their amended complaint. In March 1999 defendants moved to dismiss that amended complaint with prejudice. In June 1999 the court heard oral argument on defendants' motion to dismiss. That motion is currently under judicial consideration.

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

                                                   HIGH                LOW
                                               -------------      -------------
Fiscal year ending September 30, 1999
     First Quarter                              $ 16-15/16          $ 6-1/16
     Second Quarter                               19-11/16            6-1/8
     Third Quarter                                8                   5-35/64
     Fourth Quarter                               6-7/8               4-1/32

Fiscal year ending September 30, 1998
     First Quarter                                26-13/16            15-3/8
     Second Quarter                               17-9/16             12-3/8
     Third Quarter                                15-1/4              6-13/16
     Fourth Quarter                               9-17/32             5-1/2

At November 30, 1999, there were approximately 1,589 record holders of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                         1999(1)        1998(2)         1997(3)         1996(4)          1995
                                      -------------  -------------   -------------   -------------    ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                             $   716,460    $   808,622      $ 1,162,050    $   991,118     $1,003,040
Gross margin                              (23,265)      (132,780)         238,806        103,654        264,040
Operating income (loss)                  (182,315)      (352,910)         119,713          7,789        177,846
Net income (loss)                        (155,715)      (319,747)          76,179        (42,986)       123,565
Basic net income (loss) per share           (3.16)         (6.59)            1.61          (0.92)          2.69
Diluted net income (loss) per share         (3.16)         (6.59)            1.56          (0.92)          2.60
Total assets                          $   784,490    $   879,800      $ 1,301,481    $   908,672     $  939,457
Long-term obligations                     361,668        388,248          403,871        172,037        137,406

(1) Fiscal 1999 includes a restructuring charge of approximately $37.7 million to reflect the Company's decision to reduce workforce and capacities to reflect current industry conditions, and to write-down excess and obsolete equipment related to the transition from magnetoresistive ("MR") technology to giant magnetoresistive ("GMR") technology.

(2) Fiscal 1998 includes a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to MR technology and the Company's decision to accelerate its existing MR transition strategy. In addition, fiscal 1998 includes a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations.

(3) The fourth quarter of fiscal 1997 results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company.

(4) Fiscal 1996 includes approximately $11.2 million of severance, relocation and other charges, approximately $9.0 million for research and development charges for the acquisition of planar technology, and approximately $24.1 million for the write-down of capital assets, approximately $7.0 million associated with end-of-life inventory and approximately $0.7 million in other charges, for a total of $52.0 million for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1999, the Company experienced a net loss of approximately $155.7 million, compared to a net loss of $319.7 million in fiscal 1998 and a net income of $76.2 million in fiscal 1997. Continued competitive pricing pressure, industry trends of fewer HGAs per HSA, short product life cycles, and the industry's quicker than anticipated transition from MR to GMR technology contributed to the Company's net loss for the year.

As of September 30, 1999, the Company had cash and investments of $226.4 million, total assets of $784.5 million and debt and capital lease obligations of $509.3 million.

During fiscal 1999, the Company generated $76.3 million in cash from operations. The positive cash flow from operating activities was primarily attributed to depreciation and amortization expense of $191.0 million, the non-cash portion of restructuring cost of $29.7 million, a net decrease in accounts receivable of $64.4 million, and a decrease in net inventories of $21.2 million, partially offset by the decrease in accounts payable, accrued liabilities, and income taxes payable of $28.2 million. However, the Company anticipates increased cash requirements to fund accounts receivable and inventories in fiscal 2000.

Accounts receivable, net decreased $64.4 million due to lower net sales during fiscal 1999, and an improvement in days sales outstanding.

Inventories decreased during fiscal 1999, generating $21.2 million in cash. The decrease was partially due to lower net sales as compared to fiscal 1998. Inventory turns increased significantly in fiscal 1999 as the Company continued to focus on cycle time reduction.

Accounts payable, accrued liabilities, and income taxes payable decreased by $28.2 million during fiscal 1999, of which $24.3 million was due to income tax accruals no longer required as a result of audit and statute closures.

The Company's business is highly capital intensive. During fiscal 1999, the Company incurred capital expenditures of approximately $101.0 million. Capital expenditures have primarily been made to upgrade/replace existing equipment in Thailand, the Philippines, and the wafer production in the United States and Japan, to support new manufacturing processes and new technologies, such as GMR. The Company's plan for capital equipment purchases during fiscal 2000 is approximately $80 million; however, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of September 30, 1999, total commitments for construction or purchase of capital equipment were approximately $49 million. The Company expects to fund such commitments from available cash and cash equivalents, or other future financing activities.

In connection with the joint venture with Sumitomo, SMI converted $28.3 million of RRSMI debt to RRSMI equity during fiscal 1999. During fiscal 2000, the Company and Sumitomo expect to fund RRSMI equally for any working capital requirements that exceed RRSMI's cash, cash equivalent and short-term investment balances at September 30, 1999. RRSMI's balance sheet at September 30, 1999 included cash, cash equivalents and short-term investments of $9.6 million, and total assets of $97.2 million.

Proceeds provided by financing activities were $142.7 million, of which proceeds from the revolving line of credit were $100 million, proceeds from the term loan were $45.0 million, borrowings by Read-Rite Philippines, Inc. ("RRPI") were $12.0 million, borrowings by Read-Rite (Thailand) Company Limited ("RRT") were $10.0 million, proceeds by issuance of common stock were $5.3 million, short-term borrowings from SMI were $3.1 million. These proceeds were partially offset by payments under debt obligations of $61.0 million. Additionally, $28.3 million of RRSMI debt was converted to RRSMI equity by Sumitomo Metal, Incorporated, the minority interest shareholder. This infusion had no impact on the ownership interest of RRSMI, the joint venture between SMI and the Company.

In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. With semi-annual interest payments of $11.2 million due on March 1 and September 1 of each year. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. As of September 30, 1999, the entire $345 million represented by the Notes was outstanding.

As of September 30, 1999, the Company had a $150 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $100 million revolving line of credit. As of September 30, 1999, $42.5 million of the term loan was outstanding and the entire $100 million revolving line of credit had been drawn down. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The term loan provides for interest payments which vary based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of September 30, 1999, the Company was not in compliance with certain financial covenants. In October 1999, the Company repaid $25 million of its credit facility and reduced the size of the revolver to $75 million. In connection with this repayment, the banks agreed to waive compliance on certain financial covenants through December 31, 1999. As of December 29, 1999, the Company had repaid another $25 million of its credit facility and reduced the size of the revolver to $50 million. In response to this repayment, the banks agreed to a fourth waiver/amendment that can extend to February 25, 2000. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. To date, the lender has not accelerated any principal payment under the credit facility. As a result of the short term nature of the last two waivers/amendments to the bank facilities, the Company has reclassified this portion of its long-term debt to current liabilities.

There can be no assurance the Company will be successful in obtaining an additional waiver or amendment and the borrowing could become immediately payable. If the Company is not successful in amending the bank facility on terms acceptable for the Company, the Company will likely need to raise additional funds to restructure its debt obligations to operate its business for the long-term. However, the Company believes that its ability to control expenditures and its ability to secure financing through the combination of renegotiating its existing credit facilities, negotiating a new credit facility with other lenders, issuing additional equity securities or other financial instruments on terms which could be highly dilutive to current shareholders will be sufficient to fund its operations through fiscal 2000. In addition, if the Company is not successful in generating positive operating margin from the HSA manufacturing operations in the near term, it will need to take appropriate steps to align its cost structure and cash flows accordingly. Furthermore, if the Company is not successful in generating a positive operating margin from RRSMI in the near term, it will need to take appropriate steps to align its cost structure, cash flows and equity position accordingly.

If industry conditions remain unfavorable or worsen, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. The Company could seek to raise such capital through additional bank facilities, debt or equity offerings, or other sources. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

NET SALES

The following tables set forth certain sales information for the Company's customers and HGA / HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 1999:

Customers                                    1999          1998           1997
                                         ---------     ---------     ----------
    Western Digital                           37%           49%            51%
    Maxtor                                    32%           25%            13%
    Samsung                                   19%           15%             5%
    Quantum                                    --            3%            18%
    All Others                                12%            8%            13%
                                         ---------     ---------     ----------
                                             100%          100%           100%
                                         ---------     ---------     ----------

HGA / HSA Product Mix
    HGA                                       16%           11%            31%
    HSA                                       81%           86%            67%
    Tape and other                             3%            3%             2%
                                         ---------     ---------     ----------
                                             100%          100%           100%
                                         ---------     ---------     ----------

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales were $716.5 million during fiscal 1999, an 11.4% decrease from net sales of $808.6 million during fiscal 1998. The decrease in the Company's net sales for fiscal 1999 compared to fiscal 1998 was due to lower average selling price ("ASP") for both HGA unit sales and HSA unit sales, the industry's quicker than anticipated transition from MR to GMR technology, which caused the Company to miss design wins on certain GMR programs, and the continued industry-wide trend towards fewer heads per disk drive. Despite these unfavorable conditions, the

Company experienced growth in unit sales volume in fiscal 1999 compared to fiscal 1998. Unit sales of HGAs and HSAs increased by 39.3% and 5.5%, respectively, in 1999 compared to fiscal 1998.

Net sales of MR products were $646.6 million, or 90% of total net sales, in fiscal 1999, compared to $590.0 million, or 73% of net sales, in fiscal 1998. The increase in MR product net sales was more than offset by the decrease in sales of advanced inductive products. Advanced inductive products represented $33.9 million, or 5% of net sales, in fiscal 1999, compared to $218.6 million, or 27% of net sales, in fiscal 1998.

The Company's net sales decrease was attributable to overall lower ASPs during fiscal 1999 for MR HGA and HSA products. ASPs for MR HGAs and HSAs products decreased by 15% and 25%, respectively, in fiscal 1999, compared to fiscal 1998. The substantial decrease in ASPs for MR HSAs were due to the transition from MR to GMR technology, fewer HGAs per HSA as a result of increased areal-density in low cost PCs, and the fierce HDD competitive pricing environment. Unit sales volume increased for the Company's MR products as the Company continued to phase out its advanced inductive products. Unit sales volume for MR HGA and HSA products increased by 99% and 42%, respectively, compared to fiscal 1998.

The Company's product mix continued to be predominately HSAs, as net sales of HSAs and HGAs accounted for approximately 81% and 16%, respectively, of net sales during fiscal 1999, compared to approximately 86% and 11%, respectively, of net sales during fiscal 1998. The Company expects this shift of product mix from HSA to HGA to continue in fiscal 2000. The Company's sales continue to be primarily focused in the 3.5" disk form factor market, accounting for 97%, 96%, and 91% of the Company's net sales during fiscal 1999, 1998, and 1997, respectively.

The Company's customer base remains highly concentrated, as the substantial majority of net sales were to six major storage device manufacturers during fiscal 1999 and 1998. The Company's three largest customers accounted for 88%, 89%, and 82% of the Company's net sales during fiscal 1999, 1998, and 1997, respectively.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales were $808.6 million during fiscal 1998, a 30.4% decrease from net sales of $1,162.1 million during fiscal 1997. The decrease in the Company's net sales for fiscal 1998 compared to fiscal 1997 was due to a general industry slowdown in demand coupled with a large oversupply of disk drive inventory; the abrupt phase-out of advanced inductive recording heads and the accelerated transition to MR technology; the disk drive industry's trend towards fewer suppliers of recording heads on each program which contributed to the Company's inability to achieve design wins on certain customer programs; and an industry-wide trend towards a reduction in the numbers of heads per disk drive.

The Company's net sales decrease was attributable to overall decreases in both unit sales and ASP during fiscal 1998. Decreased unit sales of advanced inductive products and MR HGAs was offset somewhat by increased unit sales of MR HSAs. ASPs for advanced inductive HSA products and MR HGA products decreased substantially during fiscal 1998. During fiscal 1997, ASPs for MR HSA products were typically greater than that of advanced inductive HSA products. Thus, while ASPs for MR HSA products decreased significantly during fiscal 1998, the impact on overall HSA ASPs for fiscal 1998 compared to fiscal 1997 was not significant.

Net sales of MR products increased significantly in fiscal 1998 as the Company accelerated its strategy to fully transition to MR recording head technology production. Net sales of MR products were $590.0 million, or 73% of total net sales, in fiscal 1998, as compared to $279.8 million, or 24% of net sales, in fiscal 1997. The increase in MR product net sales was more than offset by the decrease in sales of advanced inductive products. Advanced inductive products were $218.6 million, or 27% of total net sales, in fiscal 1998, as compared to $880.9 million, or 76% of total net sales, in fiscal 1997.

For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

The Company's gross margins are primarily influenced by ASPs, the level of unit sales in relation to fixed costs, manufacturing yields, and product mix. The relative impact of these factors fluctuates from time to time. HSAs typically have a lower gross margin, as a percentage of sales, than HGAs. HSAs typically consist of two or more HGAs and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSA typically produce a lower aggregate gross margin, as a percentage of sales, on HSA net sales compared to HGA net sales.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's gross margin was (3.2)% of net sales during fiscal 1999, compared to a gross margin of (16.4)% of net sales during fiscal 1998. The increase in gross margin during fiscal 1999 was primarily due to a fiscal 1998 charge of $114.8 million included in cost of sales related to the Company's decision to accelerate its transition to MR technology. Without the special charge, the adjusted gross margin during fiscal 1998 was (2.2)%. The decrease in gross margin from (2.2)% in fiscal 1998 to (3.2)% in fiscal 1999 was primarily due to the impact of lower ASPs for both HGA and HSA products, partially offset by higher unit sales and lower average fixed costs per unit, and a shift of product mix from HSA to HGA.

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's gross margin was (16.4)% of net sales during fiscal 1998, compared to a gross margin of 20.6% of net sales during fiscal 1997. The significant decrease in gross margin during fiscal 1998 was primarily due to a decrease in unit sales in relation to fixed costs, less favorable product mix, lower average selling prices for HGA products and the special charge incurred during fiscal 1998.

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

RESEARCH AND DEVELOPMENT EXPENSES

FISCAL 1999 COMPARED TO FISCAL 1998

Research and development ("R&D") expenses were $92.2 million during fiscal 1999, compared to the R&D expenses of $92.3 million during fiscal 1998. The Company continues to invest a significant portion of its resources for development efforts in GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. The Company expects the investment in R&D to decrease slightly in fiscal 2000 as the Company continues its cost containment efforts.

From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During fiscal 1999, $2.8 million of development funding was offset against R&D expenses. During fiscal 1998, $8.6 million of development funding was offset against R&D expenses.

FISCAL 1998 COMPARED TO FISCAL 1997

R&D expenses were $92.3 million during fiscal 1998, a 42.0% increase over R&D expenses of $65.0 million during fiscal 1997. The substantial increase in R&D expenses during fiscal 1998 was attributable to increased development efforts in MR, GMR and other emerging technologies to address the disk drive industry's rapidly changing requirements.

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

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

FISCAL 1999 COMPARED TO FISCAL 1998

Selling, general & administrative ("SG&A") expenses were $29.2 million during fiscal 1999, a 14% decrease from SG&A expenses of $34.1 million during fiscal 1998. The decreases in SG&A expenses were mainly due to the Company's decision to terminate its manufacturing operations in Malaysia during the later half of fiscal 1998, the reduction in the Company's worldwide headcount through layoffs and attrition during fiscal 1999, and continued cost containment efforts.

FISCAL 1998 COMPARED TO FISCAL 1997

SG&A expenses were $34.1 million during fiscal 1998, a 37.0% decrease from SG&A expenses of $54.1 million during fiscal 1997. Fiscal year 1997 SG&A expenses included a post-closing charge of $12.2 million during the fourth quarter of fiscal 1997 to establish a reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis. After consideration of this reserve, SG&A expenses in fiscal 1998 were $34.1 million, an 18.6% or $7.8 million decrease from $41.9 million in fiscal 1997. This decrease is due primarily to specific cost reduction efforts initiated in fiscal 1998 to lower SG&A expenses. These efforts included but were not limited to reducing the number of employees in SG&A through both attrition and specific headcount reduction efforts.

RESTRUCTURING COSTS

1999 RESTRUCTURING COSTS

During the third quarter of fiscal 1999, the Company incurred a restructuring charge of $37.7 million. The restructuring costs were primarily associated with down-sizing the Company's workforce and capacities to reflect current industry conditions. The charges include the write-down of excess and obsolete equipment of $29.7 million due to the transition to GMR technology, $4.5 million for severance payments to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively. This restructuring is expected to produce an estimated annual cost savings of $25 million.

1998 RESTRUCTURING COSTS

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

The restructuring costs consisted of $70.0 million to write-off or write-down facilities and equipment, $7.2 million to write off goodwill associated with the Company's original purchase of its Malaysian manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company expected a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated and cash payments totaling approximately $13.3 million had been made for employee severance and benefits and other expenses associated with the restructuring plan. In fiscal 1999, the Company completed the remaining restructuring activities under the plan.

INTEREST EXPENSE

FISCAL 1999 COMPARED TO FISCAL 1998

Interest expense was $31.9 million during fiscal 1999, compared to $29.6 million during fiscal 1998. The increase in interest expense during fiscal 1999 was primarily due to an increase in average outstanding debt resulting from the Company's $100 million borrowing on the revolving portion of the credit facility as well as refinancing of the Company's debt in Thailand and the Philippines.

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

INTEREST INCOME AND OTHER, NET

FISCAL 1999 COMPARED TO FISCAL 1998

Interest income and other, net was $4.1 million during fiscal 1999, compared to $7.1 million during fiscal 1998. The decrease in interest income and other, net during fiscal 1999 was primarily due to foreign exchange losses related to the fluctuation of the Japanese yen and other foreign currency exchange balance sheet exposure.

FISCAL 1998 COMPARED TO FISCAL 1997

Interest income and other, net was $7.1 million during fiscal 1998, compared to $8.6 million during fiscal 1997. The decrease in interest income and other, net during fiscal 1998 was due to higher foreign exchange losses in fiscal year 1998 as compared to fiscal 1997. These losses were due primarily to foreign exchange losses related to the Malaysian ringgit which were partially offset by foreign exchange gains related to the Japanese yen. The foreign exchange losses in fiscal year 1998 was partially offset by higher interest income on higher average cash balances during fiscal year 1998 as compared to fiscal year 1997.

PROVISION FOR INCOME TAXES

FISCAL 1999 COMPARED TO FISCAL 1998

The federal, state and foreign tax benefit rate was 12.4% during fiscal 1999, compared to 6.5% during fiscal 1998. The increase in the combined tax benefit rate during fiscal 1999 was primarily attributable to the revaluation of tax accounts.

The Company's deferred tax assets relate to potential tax benefits in the United States and Japan. Based on the Company's recent history of losses in the U.S. and Japan, the lack of carryback availability and the uncertainty of future profits in these jurisdictions, the Company has provided a full valuation allowance against these assets.

The Company did not provide for U.S. federal income taxes on undistributed earnings of foreign subsidiaries, which it intends to permanently reinvest in those operations, for any of the three fiscal years in the period ended September 30, 1999. See also Note 7 in Notes to Consolidated Financial Statements.

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

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example, hardware, software and firmware) used with the product properly exchange accurate date with it. The Company has a program to assess the capability of its products to determine whether or not they are Year 2000 ready. The Company believes its HGA and HSA products are transparent to Year 2000 requirements. With respect to the Company's products, Year 2000 ready, as used herein, means that when used properly and in conformity with the product information provided by the Company, the Company's products will accurately read and write from the disk or from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technologies and products used in combination with the Read-Rite products are in Year 2000 compliance.

The table below indicates the phases of the Year 2000 Project related to the Company's critical and priority internal systems and the expected time frames.

                  PHASES OF THE PROJECT                 START DATE             END DATE
                  ---------------------                 ----------             --------
High level assessment of systems......................   FY 1998     November, 1999 (completed)
Detailed assessment, remediation and unit testing.....   FY 1998     November, 1999 (completed)
Integration testing...................................   FY 1998     November, 1999 (completed)
Deployment............................................   FY 1998     November, 1999 (completed)

An object, as used herein, is defined as any unit such as manufacturing and networking equipment, computer hardware, off-the-shelf or customized software, a facility or security system or any other asset used in business operations. The Company has identified a total of 11,592 objects. The Company has evaluated these objects for date usage and Y2K readiness and either remedied, disposed of, or replaced those found to be non-compliant. If the evaluation of the object found that the object uses no dates, or was already Y2K ready, or if the object had been made ready through replacement or upgrades, it was deemed to be complete. As of November, 1999, 11,592 objects, or 100%, were deemed complete.

The Company does not believe it is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 readiness. The Company has contacted its major customers to determine whether their products into which the Company's products have been and will be integrated are Year 2000 ready. The Company has received assurances of Year 2000 readiness from a number of those customers. The Company anticipates that substantial litigation may be brought against vendors, including the Company, for all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. The Company has also initiated formal communications with its critical suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' who fail to remedy their own Year 2000 issue. To date the Company has received assurances of Year 2000 readiness from a number of those contacted. Most of the suppliers under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 ready.

In fiscal 1998, an outside consulting group performed a high level assessment on the Company's internal systems. This high level assessment identified all critical and non-critical internal systems and the resources required to ensure these systems are Year 2000 ready. With this assessment, the Company has developed and initiated a comprehensive program to address both Year 2000 readiness in its internal systems and with its customers and suppliers. The Company's program has been designed to address its most critical internal systems first and to gather information regarding the Year 2000 readiness of products supplied to it and into which the Company's products are integrated. The Company has formed internal teams to address Year 2000 readiness at each of its manufacturing locations. Detailed assessment and remediation, deployment, and integration testing of the Company's internal systems proceeded simultaneously, and all of the Company's critical internal systems are deemed Year 2000 ready. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources and will involve both the uses of internal resources and outside consultants.

The costs incurred by the Company during fiscal 1999, related to its Year 2000 readiness program were less than $1.8 million and cumulatively to date have been less than $2.1 million. The Company currently expects that the total cost of its Year 2000 readiness programs, excluding redeployed resources, will not exceed $2.7 million. The total cost estimate does not include potential costs related to any customer, vendor claims, or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs, as defined by the high level assessment performed in fiscal 1998, and is subject to change as the projects proceed. The Company is identifying Year 2000 dependencies in its equipment, processes and systems and is implementing changes to or replacements of affected equipment, processes and systems to make them Year 2000 ready. There can be no assurance that the Company will have identified all such dependencies (including those for its vendors, customers, and financial institutions) or that it will implement its changes in an efficient and timely manner or that any new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the changed systems or replacements could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's systems into Year 2000 readiness is not expected to have a material effect on the Company's financial condition or results of operations.

While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of changes in or replacements of information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, could have material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company has developed contingency plans for continuing operations in the event such problems arise. The information set forth above, and elsewhere in this quarterly report, related to Year 2000 issues constitutes a "Year 2000 Readiness Disclosure" as such term is defined by the Year 2000 Information and Readiness Disclosure Act of 1998, enacted October 19, 1998 (Public Law 105-271, 112 Stat.2386).

As of January 2000, the Company has not experienced any major incidents related to Year 2000 issues. The Company will continue to monitor all systems for Year 2000 related concerns.

ITEM 7A.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE MARKET RISK

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, the Company primarily invests in A1 or P1 debt securities with maturities of less than one year. Because of the short duration to maturity, the Company does not have significant interest rate exposure on its available-for-sale investment portfolio. The Company is also exposed to interest rate risk on its fixed rate and variable rate borrowings. Because of the periodic reset of the interest rate on variable rate debt, the Company does not have significant interest rate exposure on this type of debt. The Company is exposed to interest rate changes on its fixed rate borrowings. The following table summarizes the fair value for the Company's interest rate sensitive instruments as of September 30 (in thousands):

                                                 1999                   1998
                                              ----------             ---------
Available-for sale investments                $  212,417             $  80,087
Variable rate borrowings                      $  163,933             $  57,371
Fixed rate borrowings                         $  146,639             $ 183,792

A hypothetical one percentage point decrease in interest rates would result in an approximate $6.3 million and $9.0 million adverse change in the net fair value of the Company's interest rate sensitive securities as of the end of fiscal 1999 and 1998, respectively. This potential change in fair value is based on sensitivity analyses performed on the Company's financial positions at September 30, 1999 and 1998. Actual results may differ materially.

FOREIGN CURRENCY MARKET RISK

A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Japanese yen, Philippine peso, and Thai baht. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established quarterly expense hedging programs using currency forward contracts. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. The following table presents the notional amount, average contract rate, and the estimated fair value of foreign currency forward contracts outstanding as of September 30 (in thousands):

                                                    September 30, 1999
                                     -----------------------------------------------
                                                                   Notional          Average        *Estimated
In thousands, except average contract rate                          Amount        Contract Rate     Fair Value
--------------------------------------------------------------------------------------------------------------
Foreign currency forward exchange contracts to purchase foreign currencies:
         Philippine peso                                            $ 12,957          40.78            $  0
         Thai baht                                                  $ 20,645          41.04            $  0
         Singapore dollar                                           $    988           1.71            $  0
         Japanese yen                                               $ 39,000         103.08            $  0

                                                    September 30, 1998
                                     -----------------------------------------------
                                                                   Notional          Average        *Estimated
In thousands, except average contract rate                          Amount        Contract Rate     Fair Value
--------------------------------------------------------------------------------------------------------------
Foreign currency forward exchange contracts to purchase foreign currencies:
         Philippine peso                                            $  9,014          43.76           $ 12
         Thai baht                                                  $ 19,073          40.30           $636
         Japanese yen                                               $ 14,800         134.62           $(18)

*Estimated fair value is equivalent to unrealized net gain (loss) on existing contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                           1999            1998
                                                                       -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $  80,547      $  62,444
     Short-term investments                                                145,856         46,038
     Accounts receivable, net of allowance of $2,594 in 1999 and
         $5,637 in 1998                                                     45,981        110,337
     Inventories                                                            31,186         52,367
     Prepaid expenses and other current assets                               6,049         10,061
                                                                         ---------      ---------
         Total current assets                                              309,619        281,247
Property, plant and equipment, net                                         457,189        573,633
Intangible and other assets                                                 17,682         24,920
                                                                         ---------      ---------
         Total assets                                                    $ 784,490      $ 879,800
                                                                         =========      =========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowing                                                $  10,521      $   7,399
     Accounts payable                                                       71,397         89,857
     Accrued compensation and benefits                                      26,052         28,943
     Income taxes payable                                                      218            380
     Other accrued liabilities                                              35,128         41,985
     Current portion of long-term debt and capital lease obligations       147,589         15,065
                                                                         ---------      ---------
         Total current liabilities                                         290,905        183,629
Convertible subordinated notes                                             345,000        345,000
Other long-term debt and capital lease obligations                          16,668         43,248
Other long-term liabilities                                                  5,781         31,978
                                                                         ---------      ---------
         Total liabilities                                                 658,354        603,855
                                                                         ---------      ---------
Commitments and contingencies

Minority interest in consolidated subsidiary                                41,927         42,016

Stockholders' equity:
     Preferred stock, $0.0001 par value; 4,000 shares authorized,
        none issued                                                             --             --
     Common Stock, $0.0001 par value; 160,000 shares authorized,
        49,675 and 48,764 issued in 1999 and 1998, respectively                  5              5
     Additional paid-in capital                                            369,274        363,176
     Accumulated deficit                                                  (284,308)      (128,593)
     Accumulated other comprehensive loss                                     (762)          (659)
                                                                         ---------      ---------
         Total stockholders' equity                                         84,209        233,929
                                                                         ---------      ---------
         Total liabilities, minority interest in consolidated
            subsidiary and stockholders' equity                          $ 784,490      $ 879,800
                                                                         =========      =========

        See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------------
                                                              1999            1998            1997
                                                           ----------      ----------      ----------
Net sales                                                  $  716,460      $  808,622      $1,162,050
Cost of sales - on net sales                                  739,725         826,602         923,244
Cost of sales - special charges                                    --         114,800              --
                                                           ----------      ----------      ----------
Gross margin                                                  (23,265)       (132,780)        238,806

Operating expenses:
      Research and development                                 92,211          92,265          64,995
      Selling, general and administrative                      29,154          34,137          54,098
      Restructuring costs                                      37,685          93,728              --
                                                           ----------      ----------      ----------
           Total operating expenses                           159,050         220,130         119,093
                                                           ----------      ----------      ----------
Operating income (loss)                                      (182,315)       (352,910)        119,713

Interest expense                                               31,910          29,648          15,699
Interest income and other, net                                  4,143           7,126           8,627
                                                           ----------      ----------      ----------
Income (loss) before provision (benefit) for income
      taxes and minority interest                            (210,082)       (375,432)        112,641
Provision (benefit) for income taxes                          (25,946)        (24,577)         29,311
                                                           ----------      ----------      ----------
Income (loss) before minority interest                       (184,136)       (350,855)         83,330
Minority interest in net income (loss) of consolidated
      subsidiary                                              (28,421)        (31,108)          7,151
                                                           ----------      ----------      ----------
Net income (loss)                                          $ (155,715)     $ (319,747)     $   76,179
                                                           ==========      ==========      ==========
Basic net income (loss) per common share                   $    (3.16)     $    (6.59)     $     1.61
                                                           ==========      ==========      ==========
Diluted net income (loss) per common share                 $    (3.16)     $    (6.59)     $     1.56
                                                           ==========      ==========      ==========

Number of shares used in per common share computation:
Basic                                                          49,352          48,513          47,444
                                                           ==========      ==========      ==========
Diluted                                                        49,352          48,513          48,775
                                                           ==========      ==========      ==========

        See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                     -------------------------------------------
                                                                         1999             1998            1997
                                                                     -----------      -----------      ---------
   CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $  (155,715)     $  (319,747)     $    76,179
   Adjustments required to reconcile net income (loss)
   to cash provided by operations:
        Depreciation                                                     187,254          223,980          166,043
        Amortization                                                       3,246            5,077            2,338
        Bad debt provision                                                    --               --           12,301
        Non-cash portion of restructuring costs                           29,732           77,205               --
        Minority interest in net income (loss) of consolidated
           subsidiary                                                    (28,421)         (31,108)           7,151
        Deferred income taxes                                            (24,331)         (24,988)          18,958
        Loss on disposal of fixed assets                                     312            1,261              898
        Other non-cash expenses                                              720            2,194            3,281
        Changes in assets and liabilities:
             Accounts receivable                                          64,356           68,378          (98,530)
             Inventories                                                  21,181           39,120          (34,094)
             Prepaid expenses and other current assets                     4,012            4,934           (6,472)
             Accounts payable, accrued liabilities and
              income taxes payable                                       (28,222)         (55,068)          42,059
   Other assets and liabilities, net                                       2,126           (1,650)          (6,369)
                                                                     -----------      -----------      -----------
        Net cash provided by (used in) operating activities               76,250          (10,412)         183,743
                                                                     -----------      -----------      -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (101,002)        (186,223)        (272,768)
   Maturities of available-for-sale investments                        1,499,555          675,541          540,390
   Purchase of available-for-sale investments                         (1,599,373)        (542,071)        (654,009)
                                                                     -----------      -----------      -----------
       Net cash used in investing activities                            (200,820)         (52,753)        (386,387)
                                                                     -----------      -----------      -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowing                                     31,454            6,952               --
   Proceeds from convertible subordinated debt, net                           --               --          336,025
   Proceeds from other long-term debt                                    167,000               --               --
   Payment of other long-term debt and capital lease obligations         (61,056)          (5,761)        (116,177)
   Proceeds from issuance of common stock, net                             5,275            5,727           15,822
   Repurchase of common stock                                                 --              102               --
                                                                     -----------      -----------      -----------
       Net cash provided by (used in) financing activities               142,673            7,020          235,670
                                                                     -----------      -----------      -----------
   Effect of foreign currency exchange rate changes on cash                   --               --            3,272
   Net increase (decrease) in cash and cash equivalents                   18,103          (56,145)          36,298
   Cash and cash equivalents at beginning of period                       62,444          118,589           82,291
                                                                     -----------      -----------      -----------
   Cash and cash equivalents at end of period                        $    80,547      $    62,444      $   118,589
                                                                     ===========      ===========      ===========
   Supplemental disclosures of non-cash activities:
       Conversion of long-term debt by minority shareholder          $    28,332      $        --      $        --
       Issuance of common stock under 401k plan                              819            2,801            2,611

   Supplemental disclosures of cash flow information:
       Interest paid during the year                                      30,789           28,751           14,423


       Income taxes paid (refunded) during the year                         (312)             232           12,641

        See accompanying notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           (ACCUMULATED   ACCUMULATED
                                          COMMON     COMMON    ADDITIONAL    DEFICIT)        OTHER         TOTAL
                                           STOCK      STOCK     PAID-IN      RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES     AMOUNT     CAPITAL      EARNINGS       INCOME         EQUITY
                                         ---------  ---------  ----------  ------------  -------------  -------------
Balance at September 30, 1996             46,771    $       5   $ 336,113    $ 114,975    $   2,706       $ 453,799
                                                                                                          ---------
Components of comprehensive
    income:
Net income                                    --           --          --       76,179           --          76,179
Change in unrealized gain on
    available-for-sale
    investments,
    net of income taxes of $0                 --           --          --           --          683             683
Foreign currency translation
    adjustment, net of deferred
    tax liability of $408                     --           --          --           --       (3,441)         (3,441)
                                                                                                          ---------
    Total comprehensive income                                                                               73,421
                                                                                                          ---------
Issuance of common stock under
     stock option plans                      924           --      11,498           --           --          11,498
Issuance of common stock under
     employee stock purchase plan            326           --       4,324           --           --           4,324
Issuance of common stock under
     401(K) plan                             112           --       2,611           --           --           2,611
                                       ---------    ---------   ---------    ---------    ---------       ---------
Balance at September 30, 1997             48,133            5     354,546      191,154          (52)        545,653
                                                                                                          ---------
Components of comprehensive income:
Net loss                                      --           --          --     (319,747)          --        (319,747)
Change in unrealized gain on
    available-for-sale
    investments,
    net of income taxes of $0                 --           --          --           --         (607)           (607)
                                                                                                          ---------
Total comprehensive loss                                                                                   (320,354)
                                                                                                          ---------
Issuance of common stock under

     stock option plans                      104           --         921           --           --             921
Issuance of common stock under
     employee stock purchase plan            332           --       5,010           --           --           5,010
Issuance of common stock under
     401(K) plan                             200           --       2,801           --           --           2,801
Repurchase of common stock                    (5)          --        (102)          --           --            (102)
                                       ---------    ---------   ---------    ---------    ---------       ---------
Balance at September 30, 1998             48,764            5     363,176     (128,593)        (659)        233,929
                                                                                                          ---------
Components of comprehensive loss:
Net loss                                      --           --          --     (155,715)          --        (155,715)
Change in unrealized gain/(loss)
  on available-for-sale investments,
  net of income taxes of $0                   --           --          --           --         (103)           (103)
                                                                                                          ---------
    Total comprehensive loss                                                                               (155,818)
                                                                                                          ---------
Issuance of common stock under
    stock option plans                       206           --       1,902           --           --           1,902
Issuance of common stock under
    employee stock purchase plan             581           --       3,373           --           --           3,373
Issuance of common stock under
    401(K) plan                              124           --         819           --           --             819
Issuance of common stock under
    service awards                            --           --           4           --           --               4
                                       ---------    ---------   ---------    ---------    ---------       ---------
Balance at September 30, 1999             49,675    $       5   $ 369,274    $(284,308)   $    (762)      $  84,209
                                       =========    =========   =========    =========    =========       =========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Read-Rite Corporation (the "Company") designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers. The substantial majority of the Company's net sales during fiscal 1999 were to five major disk drive manufacturers whose corporate headquarters primarily reside in the United States.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, including Read-Rite SMI, the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd ("SMI"). Intercompany balances and transactions have been eliminated in consolidation.

Minority interest represents the minority stockholder's proportionate share of the equity in the net assets and in the net income or loss of Read-Rite SMI. The Company owns 50% plus two shares of the voting stock of Read-Rite SMI. All decisions made by Read-Rite SMI in the ordinary course of business do not require minority shareholder approval.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. To conform the Company's fiscal year ends, a fifty-third week must be added to every sixth or seventh fiscal year. Fiscal years 1999, 1998 and 1997 each comprised 52 weeks and ended on September 26, September 27, September 28, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Certain amounts in fiscal 1998 and 1997 financial statements have been reclassified to conform to the fiscal 1999 presentation.

The financial statements have been prepared on a going concern basis. The Company has incurred operating losses in fiscal years 1998 and 1999 and is not in compliance with certain financial covenants required by certain credit facilities. The Company is not in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with this facility on scheduled due dates. The outstanding balance under this secured credit agreement as of September 30, 1999 amounted to $142.5 million. In October 1999, the Company repaid $25 million of its credit facility and reduced the size of the revolver to $75 million. In connection with this repayment, the banks agreed to waive compliance on certain financial covenants through December 31, 1999. As of December 29, 1999, the Company had repaid another $25 million of its credit facility and reduced the size of the revolver to $50 million. In response to this repayment, the banks agreed to a fourth waiver/amendment that can extend to February 25, 2000. The Company is currently negotiating with its lender for additional waivers and attempting to restructure its credit facility. There can be no assurance that the Company will be able to obtain such waivers to its credit facility on terms acceptable by the Company. If the Company is not successful in amending the bank facility, the borrowings could become immediately payable and the Company will likely need to raise additional funds to restructure its debt obligations to operate its business for the long-term. This restructuring of the debt obligations could include negotiation of a new credit facility with other lenders, issuance of additional equity securities or financial instruments on terms which could be highly dilutive to current shareholders, or a combination of these options. In addition, if the Company is not successful in aligning its cost structure and cash flows in the near term, it may need to take actions that could result in charges that could have a material effect on the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company is a custom component supplier dependent on a limited number of customers in a single, volatile industry characterized by short product life cycles, rapid technological change and obsolescence of inventory and related production equipment. Management develops sales forecasts based upon the expected production requirements of its primary customers; however such forecasts are subject to modifications, cancellations and rescheduling. The Company has provided write-downs for potentially excess or obsolete inventories and production equipment. The Company believes these write-downs are adequate to cover any losses incurred upon disposition. However, it is reasonably possible that actual sales may differ materially from the sales forecast in the near term, which could result in additional obsolescence or impairment.

The Company has periodically recorded restructuring charges. The actual results with respect to restructuring charges could have a material unfavorable impact on the Company's financial position and results of operations if the actual expenditures to implement the restructuring plan are greater than current estimates.

REVENUE RECOGNITION

The Company recognizes revenue upon product shipment and provides currently for the estimated costs to rework products that may be returned for not meeting customer specifications.

EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of stock options outstanding during the period and assumes the conversion of the Company's convertible subordinated notes for the period of time such notes were outstanding, if such stock options and convertible notes are dilutive.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. As of September 30, 1999, the Company did not hold any investments with remaining maturities greater than one year. Investments consist primarily of A1 and P1, or equivalently rated financial instruments.

The Company classifies its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, and the impact of competitor announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from one to ten years for tooling, equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. The Company evaluates property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be permanently impaired. If this review indicates an asset's carrying value is not recoverable, the asset's carrying value is reduced to its estimated fair value.

INTANGIBLE AND OTHER ASSETS

The net deferred costs associated with the Company's convertible subordinated notes offering, as further discussed in Note 5, "Debt and Capital Lease Obligations," were $6,330,879 and $7,618,515 at September 30, 1999 and 1998,
respectively. Accumulated amortization was $2,676,621 and $1,388,985 at September 30, 1999 and 1998, respectively, and the net deferred costs are being amortized to interest expense on a straight-line basis over the term of the notes.

RESEARCH AND DEVELOPMENT EXPENSES

From time to time, the Company has engaged in research and development fully or partially funded by other parties. R&D expenses under such projects were offset as incurred to the extent development funds were provided. R&D expenses were offset by development funding of $2.8 million and $8.6 million in fiscal 1999 and 1998, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will be adopted by the Company for its fiscal year 2001. The Company is in the process of assessing the impact of SFAS 133 on its financial statements.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT

During fiscal 1999 and 1998, all foreign operations had the U.S. dollar as the functional currency. As such, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using historical rates. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in interest income and other, net.

On October 1, 1997, the Company changed the functional currency of its Japanese based joint venture, Read-Rite SMI, from the local yen currency to the U.S. dollar to reflect the significance of predominately U.S. dollar based revenues. The ending foreign currency translation adjustment of $739,000 will remain as a component of accumulated other comprehensive income and the translated amounts for non-monetary assets as of September 30, 1997 have become the accounting basis for those assets for subsequent periods.

During fiscal 1997, Read-Rite SMI's assets and liabilities were translated at year-end exchange rates, and statements of operations were translated at the average exchange rates during the year. Gains or losses arising from the translation of foreign currency denominated assets and liabilities were included as a component of accumulated other comprehensive income.

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

During fiscal 1999, the Company managed foreign currency exposure for the Thai baht, Singapore dollar, Philippine peso and Japanese yen. Realized and unrealized gains and losses on foreign currency forward contracts are not deferred and are recorded in interest income and other, net. Interest income and other, net, includes realized and unrealized gains and losses on foreign currency forward contracts and remeasurement gains and losses. These amounted to a net foreign exchange loss of $4,769,000 in fiscal 1999 and a net foreign exchange gain of $2,574,000 and $3,579,000 during fiscal 1998 and 1997, respectively.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", pro forma net income and net income per share amounts have been disclosed in Note 9, Employee Stock and Benefit Plans.

NOTE 2. FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities at September 30, 1999 (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED
                                                COST         GAIN         LOSS      FAIR VALUE
                                              ---------   ----------   ----------   ----------
Money market funds                            $ 34,391     $     --     $     --      $ 34,391
Time Deposits                                    5,318           --           --         5,318
Commercial paper                                56,754           --          (26)       56,728
Corporate bonds                                 15,127            3           --        15,130
Auction rate preferred stocks                  100,850           --           --       100,850
                                              --------     --------     --------      --------
      Total available-for-sale securities     $212,440     $      3     $    (26)     $212,417
                                              ========     ========     ========      ========

Included in cash equivalents                                                          $ 66,561
Included in short-term investments                                                     145,856
                                                                                      --------
      Total available-for-sale securities                                             $212,417
                                                                                      ========

The following is a summary of available-for-sale securities at September 30, 1998 (in thousands):

                                                            GROSS         GROSS
                                           AMORTIZED      UNREALIZED    UNREALIZED
                                             COST            GAIN          LOSS       FAIR VALUE
                                           ---------      ----------    ----------    ----------
Money market funds                          $29,067         $  --         $   --       $29,067
Commercial paper                              4,981            --             --         4,981
Certificates of deposit                       5,058            --             --         5,058
Auction rate preferred stocks                40,901            80             --        40,981

                                            -------         -----         ------       -------
    Total available-for-sale securities     $80,007         $  80         $   --       $80,087
                                            =======         =====         ======       =======

Included in cash equivalents                                                           $34,049
Included in short-term investments                                                      46,038
                                                                                       -------
    Total available-for-sale securities                                                $80,087
                                                                                       =======

There were no material gross realized gains or losses in any category of investment during fiscal 1999, 1998, and 1997. The unrealized gain, net of tax, is reported as a component of accumulated other comprehensive income within stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

Outstanding notional amounts for derivative financial instruments at September 30 were as follows (in thousands/U.S. dollars):

                                                                       1999       1998       1997
                                                                      -------    -------    -------
Foreign currency forward contracts to purchase foreign currencies:
   Philippine peso                                                    $12,957    $ 9,014    $17,128
   Thai baht                                                           20,645     19,073     45,622
   Japanese yen                                                        39,000     14,800         --
   Singapore dollar                                                       988         --      3,111
   Malaysian ringgit                                                       --         --     51,139
Currency swap agreement:
   Japanese yen                                                            --         --     30,000
Foreign currency forward contracts to
   sell foreign currencies:
   Thai baht                                                               --         --      3,231
   Malaysian ringgit                                                       --         --      4,435
Foreign currency option to buy foreign currencies:
   Japanese yen                                                            --         --      6,000

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

Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):

                                          1999          1999          1998          1998
                                        --------      ---------     ---------     ----------
                                        CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                         AMOUNT       FAIR VALUE      AMOUNT      FAIR VALUE
                                        --------      ----------    --------      ----------
Cash and cash equivalents               $ 80,547      $ 80,547      $ 62,444      $ 62,444
Short-term investments                   145,856       145,856        46,038        46,038
Convertible subordinated notes           345,000       146,315       345,000       182,850
Other long-term debt                     164,257       164,257        57,641        57,641
Foreign currency forward contracts            --            --           630           630

NOTE 3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

INVENTORIES

Inventories consisted of the following at September 30 (in thousands):

                                                        1999             1998
                                                      -------          -------
Raw material                                          $ 5,692          $ 8,653
Work-in-process                                        19,624           39,516
Finished goods                                          5,870            4,198
                                                      -------          -------
      Total inventories                               $31,186          $52,367
                                                      =======          =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                      1999             1998
                                                   ----------       ----------
Land                                               $   10,291       $   10,903
Building                                              133,313           94,257
Equipment                                             992,977        1,046,011
Furniture and fixtures                                 24,803           12,991
Leasehold improvements                                 75,496           85,893
                                                   ----------       ----------
      Property, plant and equipment                 1,236,880        1,250,055
Less: Accumulated depreciation                        779,691          676,422
                                                   ----------       ----------
      Total property, plant and equipment, net     $  457,189       $  573,633
                                                   ==========       ==========

NOTE 4. COMPREHENSIVE INCOME (LOSS)

As of October 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no material impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The components of accumulated other comprehensive income, net of related tax is as follow:

                                                   1999       1998       1997
                                                  ------     ------     ------
Foreign currency translation adjustment           $(739)     $(739)     $(739)
Unrealized gain (loss) on available-for-sale
   investments, net of tax of $0 in 1999, 1998,
   and 1997, respectively                           (23)        80        687
                                                  ------     ------     ------
Accumulated other comprehensive income (loss)     $(762)     $(659)     $ (52)
                                                  ======     ======     ======

NOTE 5. DEBT AND CAPITAL LEASE OBLIGATIONS

SHORT-TERM BORROWING

Short-term borrowing as of September 30, 1999 and 1998 consisted of a Japanese yen denominated loan from a related party, SMI, to Read-Rite SMI of $10,521,000 and $7,399,000, respectively.

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at September 30 (in thousands):

                                                             1999           1998
                                                           --------       --------
Convertible subordinated notes due 2004 at 6.5%            $345,000       $345,000
Secured term loan due 1999-2001 at LIBOR + 2%                42,500         50,000
Secured borrowing under revolving line of credit due        100,000             --
2001 at LIBOR + 2%

Secured loans due 1998-2000 at LIBOR + 2.5%                      --          6,672
Secured loan due 2003 at LIBOR + 4.545%                       9,500             --
Secured loan due 2004 at SIBOR + 3.0%                        11,399             --
Capital lease obligations and other                             858          1,641
                                                           --------       --------
Total debt and capital lease obligations                    509,257        403,313
Less: current portion                                       147,589         15,065
                                                           --------       --------
Total long-term debt and capital lease obligations         $361,668       $388,248
                                                           ========       ========

At September 30, 1999, the future minimum principal payments on long-term debt based on the contractual maturity dates and capital lease obligations were as follows (in thousands):

2000                                                                $  18,839
2001                                                                   28,068
2002                                                                  111,650
2003                                                                    3,900
2004                                                                  346,800
                                                                    ---------
Total future minimum principal payments on long-term debt and
   capital lease obligations                                        $ 509,257
                                                                    =========

Obligations under capital leases represent the present value of future minimum lease payments under various lease arrangements. The Company typically has an option to purchase the leased assets at the end of the lease term for the fair market value. Obligations under the lease agreements are collateralized by the assets leased. Total assets under capital leases were approximately $4,413,664 and $4,431,139 at September 30, 1999 and 1998, respectively. Accumulated depreciation of assets under capital leases was approximately $3,858,184 and $1,088,987 at September 30, 1999 and 1998, respectively.

CONVERTIBLE SUBORDINATED NOTES

In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. As of September 30, 1999, the entire $345 million represented by the Notes was outstanding.

SECURED TERM LOAN AND LINE OF CREDIT

As of September 30, 1999, the Company had a $150 million credit facility, which is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. The $150 million credit facility, which expires on October 2, 2001, includes a $50 million term loan and a $100 million revolving line of credit. As of September 30, 1999, $42.5 million of the term loan was outstanding and $100 million was outstanding on the revolving line of credit. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company.

The terms of the credit facility require the Company to maintain certain financial ratios. The loss incurred by the Company during fiscal year 1999 resulted in the Company not maintaining certain financial covenants required by the credit facility. As a result, $128.8 million of the amount due under the credit facility has been classified as current liability. To date, the Company is not in payment default under this credit facility as all interest charges and fees associated with this credit facility has been paid on their scheduled due date. In October 1999, the Company repaid $25 million of its credit facility and reduced the size of the revolver to $75 million. In connection with this repayment, the banks agreed to waive compliance on certain financial covenants through December 31, 1999. As of December 29, 1999, the Company had repaid another $25 million of its credit facility and reduced the size of the revolver to $50 million. In response to this repayment, the banks agreed to a fourth waiver/amendment that can extend to February 25, 2000. Currently, the Company is negotiating with its lenders for additional waiver and attempting to restructure the existing credit facility. See Note 1.

NOTE 6. COMMITMENTS

PURCHASE COMMITMENTS

Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $49 million at September 30, 1999.

OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2010 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was $14,095,000, $10,697,000 and $10,100,000 during fiscal years 1999, 1998 and
1997, respectively.

At September 30, 1999, the future minimum payments under operating leases were as follows (in thousands):

2000                                                                  $14,772
2001                                                                   14,563
2002                                                                    6,616
2003                                                                    2,270
2004                                                                      939
After 2004                                                              5,982
                                                                      -------
Total future minimum payments on operating leases                     $45,142
                                                                      =======

NOTE 7. INCOME TAXES

Provision For Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                              1999             1998             1997
                                            --------         --------         --------
Current:
   Federal                                  $(11,086)        $     --         $     --
   State                                         152              153              155
   Foreign                                   (12,709)             258           10,198
                                            --------         --------         --------
                                             (23,643)             411           10,353
Deferred:
   Federal                                    (1,993)         (21,308)          16,166
   State                                        (311)          (3,680)           2,792
                                            --------         --------         --------
                                              (2,304)         (24,988)          18,958
                                            --------         --------         --------
Provision (benefit) for income taxes        $(25,947)        $(24,577)        $ 29,311
                                            ========         ========         ========

DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                      1999              1998
                                                   ---------         ---------
Deferred tax assets:
   Inventory                                       $     566         $     990
   Accrued compensation and other benefits             5,834             5,280
   Basis difference in fixed assets                    2,840                --
   Net operating loss carryforwards                  142,926           100,445
   Deferred rental payments                              156               575
   Charitable contribution carryforwards                 884               726
   Investment and intangible valuation                 2,142               492
   Deferred revenue                                      297                --
   Other                                                 461               595
                                                   ---------         ---------
     Total deferred tax assets, gross                156,105           109,103
Valuation allowance for deferred tax assets         (156,105)         (109,103)
                                                   ---------         ---------
Total deferred tax assets, net                            --                --
                                                   ---------         ---------
Deferred tax liabilities:
   Basis difference in fixed assets                       --             2,304
                                                   ---------         ---------
Total deferred tax liabilities                            --             2,304
                                                   ---------         ---------
Total deferred tax liabilities, net                $      --         $   2,304
                                                   =========         =========


The Company's valuation allowance for deferred tax assets increased by $47,002,000 and $56,012,000 during fiscal 1999 and 1998, respectively.
Approximately $35,392,000 of the Company's valuation allowance for deferred assets at September 30, 1999 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

PROVISION FOR INCOME TAXES RECONCILIATION

The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):

                                                             1999           1998           1997
                                                          ----------     ----------     ---------
Income tax expense (benefit) computed at federal
 statutory rate                                           $ (73,528)     $(131,401)     $  39,425
State income tax (benefit), net of federal benefit
 (charge)                                                      (103)        (2,228)         1,916
Net foreign earnings subject to taxes at lower rates         (7,651)          (295)       (20,503)
Benefit of losses offset by valuation allowance              38,453         53,937          8,473
Losses for which no current year benefit is available        41,573         55,410             --
Reversal of previously provided taxes                       (24,691)            --             --
                                                          ---------      ---------      ---------
Provision (benefit) for income taxes                      $ (25,947)     $ (24,577)     $  29,311
                                                          =========      =========      =========


Pretax loss from foreign operations was approximately $165,525,000 and $275,825,000 during fiscal 1999 and 1998, respectively, and pretax income from foreign operations was approximately $125,203,000 during fiscal 1997. The Company enjoys tax holidays with respect to its two operations in Thailand, which will expire in fiscal 2001 and 2002 and in the Philippines, which will expire in fiscal 2002. The impact of these holidays decreased the net loss by approximately $8,900,000 ($0.18 basic and diluted net loss per share) during fiscal 1999 and $370,000 ($0.01 basic and diluted net loss per share) during fiscal 1998 and increased net income by approximately $7,500,000 ($0.16 basic net income per share, $0.15 diluted net income per share) during fiscal 1997. At September 30, 1999, accumulated pretax loss of approximately $37,525,000 was incurred outside the United States and no federal tax benefit has been provided on these losses. A foreign tax credit of approximately $34,387,000 would be available to offset federal tax upon repatriation of future foreign earnings.

The Company's net operating losses were primarily incurred in two tax jurisdictions, the United States and Japan. At September 30, 1999, the Company had a federal net operating loss carryforward of approximately $277,482,000 for United States federal tax return purposes, expiring in the following fiscal years (in thousands):

                           Net Operating Loss          Expiring in Fiscal Year
                           ------------------          -----------------------
                                $ 16,841                        2002
                                  12,064                        2003
                                   3,740                        2004
                                  12,313                        2005
                                   1,907                        2007
                                   8,683                        2008
                                   8,426                        2009
                                  37,464                        2010
                                  14,718                        2011
                                  19,524                        2012
                                  91,553                        2018
                                  50,249                        2019
                                --------
                                $277,482
                                ========

At September 30, 1999, the Company also had a net operating loss carryforward of approximately $110,501,000 for Japanese income tax return purposes, expiring in fiscal years 2003 to 2004.

Based on the Company's recent history of losses in the United States and Japan, the lack of carryback availability and the uncertainty of future profits in these jurisdictions, the Company has provided a full valuation allowance against these assets.

NOTE 8. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share for the years ended September 30.


(In thousands, except per share data)              1999            1998            1997
-------------------------------------           ----------      ----------      ---------
Numerator for basic and diluted
   Net income (loss)                            $(155,715)      $(319,747)      $  76,179
                                                ---------       ---------       ---------
Denominator:
   Weighted average number of common
   shares outstanding during the period --
   Denominator for basic                           49,352          48,513          47,444
   Incremental common shares issuable
   under stock option plans after applying
   treasury stock method, net of tax benefit           --              --           1,331
                                                ---------       ---------       ---------
   Denominator for diluted                         49,352          48,513          48,775
                                                =========       =========       =========
Basic net income (loss) per common share        $   (3.16)      $   (6.59)      $    1.61
                                                =========       =========       =========
Diluted net income (loss) per common share      $   (3.16)      $   (6.59)      $    1.56
                                                =========       =========       =========

Incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) of approximately 1,052,000 shares and assumed conversion of the Company's convertible subordinated notes of 8.6 million shares were not included in the diluted loss per share computation as the effect would be antidilutive.

NOTE 9. EMPLOYEE STOCK AND BENEFIT PLANS

STOCK PURCHASE RIGHTS

In fiscal 1997, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one one-thousandth of a share of the Company's Series "A" Participating Preferred Stock (the "Right") at an exercise price of $150. The Right enables the holder to purchase common stock of Read-Rite or of the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 20% or more of the Company's common stock, each Right not owned by a holder of 20% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at that time of twice the Right's exercise price. The Rights expire in March 2007.

EMPLOYEE STOCK OPTION PLANS

The Company has granted stock options to purchase its common stock to key employees under three option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 1998 Non-Statutory Stock Option Plan (the "1998 Plan"). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under the plans the Company's Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Options granted under these plans generally vest over four years and have a ten-year term, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. The 1995 Plan was approved by the Company's stockholders in February 1996, with 3,000,000 shares of common stock reserved for issuance thereunder; the 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to cancelled options under the 1987 Plan, be rolled over into the 1995 Plan. In February 1998, the 1995 Stock Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 2,250,000 shares. In July 1998, the 1995 Plan was amended to permit stock option grants to non-employee directors of the Company. As of July 1, 1998, non-employee directors were granted options to purchase 4,000 shares annually. In February 1998, the Company's Board of Directors approved the 1998 Plan and reserved 2,000,000 shares of common stock for issuance thereunder.

DIRECTOR STOCK OPTION PLAN

In May 1991, the Company's Board of Directors approved a Director Option Plan (the "Director Plan") and reserved 150,000 shares of common stock for issuance pursuant to the Director Plan. In February 1998, the Director Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 150,000 shares. The Director Plan provides for the granting of stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board and on each date of re-election thereafter, each non-employee director automatically receives an option to purchase 6,000 shares of the Company's common stock at an exercise price equal to fair market value on the date of grant. Options granted under the Director Plan vest immediately. Non-employee directors of the company may also choose to receive stock options in lieu of cash compensation for their retainer. Shares are fully vested on the date of grant.

STOCK OPTION REPRICING

In the third quarter of fiscal 1998, the Company's Board of Directors approved the cancellation and reissuance of outstanding options under the Company's Employee Stock Option Plans. Under the program, employees with outstanding options at exercise prices in excess of $13.6875 per share, were given the choice of retaining these options or of obtaining in substitution, new options for the same number of shares. The new options were exercisable at a price of $13.6875 per share, the fair market value of the stock on the reissue date. The new options maintained the vesting schedule and the term established by the original options, subject to a six-month blackout period on exercise, which expired on October 2, 1998. Employees with a position of Vice President or above, were subject to a one-year blackout period on exercise of their options, which expired on April 2, 1999.

During the fourth quarter of fiscal year 1998, the Company approved the cancellation and reissuance of the outstanding options. Under the program, holders of outstanding options with an exercise price in excess of $7.5625 per share were granted new options and the old options were cancelled, unless the employee elected not to participate in the program. Replacement options were issued with the same vesting schedules and term as the old options, subject to a one-year blackout period for all employees on exercise which expired on August 4, 1999. The CEO of the Company was not eligible to participate in this repricing. The number of options shown as granted and canceled in the table below reflects these re-issuances of options.

STOCK OPTION ACTIVITY

Stock option activity under the employee and director option plans was as follows:

                                              OPTIONS OUTSTANDING
                                    -----------------------------------------
                                    WEIGHTED
                                    AVERAGE
                                    EXERCISE      NUMBER OF        AVAILABLE
                                     PRICE         SHARES          FOR GRANT
                                    --------     ------------      ----------
Balance at September 30, 1996        $18.05        5,335,850        3,805,467
    Granted                          $21.20        2,462,383       (2,462,383)
    Exercised                        $13.16         (873,517)              --
    Canceled                         $22.21         (522,738)         499,096
                                                 -----------       ----------
Balance at September 30, 1997        $21.40        6,401,978        1,842,180
    Additional shares reserved        --                  --        4,400,000
    Granted                          $11.57       12,852,085      (12,852,085)
    Exercised                        $ 8.85         (104,267)              --
    Canceled                         $18.05      (11,379,492)      11,379,492
                                                 -----------       ----------
Balance at September 30, 1998        $ 9.62        7,770,304        4,769,587
    Granted                          $ 7.79        2,601,424       (2,601,424)
    Exercised                        $ 9.15         (205,793)              --
    Canceled                         $10.85       (1,237,245)       1,235,548
                                                 -----------       ----------
Balance at September 30, 1999        $ 8.90        8,928,690        3,403,711
                                                 ===========       ==========

At September 30, 1999, 1998 and 1997, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 3,898,688, 1,035,000, and 2,374,000 shares, respectively.

In fiscal 1991, the Company granted to the Chief Executive Officer an option, independent of an option plan, to purchase 1,188,037 shares of common stock at $0.33 per share. As of September 30, 1999, 758,760 options had been exercised, and 429,277 options were exercisable.

STOCK OPTIONS OUTSTANDING AND STOCK OPTIONS EXERCISABLE

The following table summarizes information about options outstanding at September 30, 1999:

                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                        ----------------------------------------     -----------------------
                                         WEIGHTED
                                         AVERAGE        WEIGHTED                    WEIGHTED
                                       CONTRACTUAL      AVERAGE                     AVERAGE
  RANGE OF EXERCISE      NUMBER OF       LIFE (IN      EXERCISE       NUMBER OF    EXERCISE
       PRICES             SHARES          YEARS)         PRICE         SHARES        PRICE
--------------------    ----------     -----------     ---------     ----------    ---------
   $ 0.33 - $7.50        1,752,637         7.49         $ 4.99         550,486      $ 1.44
        $7.56            4,719,023         6.64         $ 7.56       3,039,305      $ 7.56
   $ 7.81 - $13.50       2,010,043         8.36         $ 9.49         296,662      $11.08
   $13.69 - $36.13         870,264         6.63         $18.23         435,512      $19.18
       $37.13                6,000         6.11         $37.13           6,000      $37.13
                        ----------     -----------     ---------     ----------     --------
                         9,357,967         7.17         $ 8.51       4,327,965      $ 8.29
                        ==========     ===========     =========     ==========     ========

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. In February 1999, stockholders approved an additional reserve of 2,000,000 shares to the plan, and restricted the number of shares issued in each six month offering period to a maximum of 250,000 shares, with the exception of the 10/1/98-4/30/99 offering period, (a seven month offering period) which was capped at 350,000 shares. Offering periods effective May 1, 1999 have a six-month duration commencing on May 1 and November 1 of each year. The Board of Directors has reserved a total of 3,500,000 shares under this plan and, at September 30, 1999, there were 1,650,984 shares available for purchase.

401(k) RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis, between 2% and 15% of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. 25% of the shares contributed to each employee's account vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. The Board of Directors has reserved 1,200,000 shares under the 401(k) Plan and, at September 30, 1999, there were 314,405 shares available for issuance.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Company's plans been determined based on the fair value at the grant date for awards using the Black-Scholes option valuation model, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                    1999          1998          1997
                                                ----------      ---------      -------
Pro forma net income (loss)                      $(171,815)     $(349,847)     $65,379
Pro forma basic earnings (loss) per share        $   (3.49)     $   (7.21)     $  1.38
Pro forma diluted earnings (loss) per share      $   (3.49)     $   (7.21)     $  1.39

The fair value of each option grant and issuance under the stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 1999, 1998 and 1997:

                                                     1999           1998          1997
                                                  ----------     ----------     ---------
Dividend yield                                          None           None          None
Expected volatility                                     0.75           0.66          0.63
Risk free interest rate                                  6.0%           4.5%          5.9%
Expected lives - stock options granted             3.1 years      1.9 years     3.1 years
Expected lives - employee stock purchase plan      0.5 years      0.5 years     0.5 years

The weighted average exercise price and weighted average fair value of stock options granted and shares granted under the Company's Employee Stock Purchase Plan are as follows:

                                                                 1999      1998      1997
                                                                -----     ------    ------
Weighted average exercise price - stock options granted         $7.81     $11.57    $21.20
Weighted average fair value - stock options granted             $5.27     $ 4.28    $ 9.80
Weighted average exercise price - employee stock purchase plan  $5.81     $15.09    $17.99
Weighted average fair value - employee stock purchase plan      $3.28     $ 6.59    $ 7.08

NOTE 10. RESTRUCTURING COSTS - FISCAL YEAR 1999

During the quarter ended June 30, 1999, the Company incurred restructuring costs of $37.7 million primarily associated with down-sizing the Company's workforce and capacities to reflect industry conditions. The charges include a write-down of excess and obsolete equipment of $29.7 million due to the transition to giant magnetoresistive ("GMR") technology, $4.5 million for severance payments to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively. The following table reflects the 1999 restructuring charge:

                               Facilities and                     Lease
                                  Equipment       Severance    Commitments      Other    Total
                               --------------     ---------    -----------      -----   --------
Restructuring Charge           $ 29,732           $ 4,451      $ 3,104          $398    $ 37,685
Write-Off and Write-Downs       (29,732)               --           --            --     (29,732)
Cash Charges                         --            (4,451)      (3,013)          (52)     (7,516)
                               --------------     ---------    ------------     -----   --------
Reserve Balances as of
September 30, 1999               $   --           $    --      $    91          $346    $    437

Total restructuring charge incurred during the third quarter of fiscal year 1999 was $37.7 million, of which $15.6 million was related to the restructuring of the Company's subsidiary, RRSMI. The $15.6 million restructuring charge incurred by RRSMI was for the write-off of equipment ($12.6 million), lease commitments ($2.4 million) and severance ($0.6 million). These restructuring costs were associated with the Company's transition to giant magnetoresistive technology as well as a decrease in customer demand.

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

NOTE 11. RESTRUCTURING COSTS - FISCAL YEAR 1998

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

During the fourth quarter of fiscal 1998, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual employee terminations and actual cash charges incurred through September 30, 1998, the Company estimates future costs for employee severance would be less than previously estimated and other expenses related to the restructuring plan would be more than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of September 30, 1999, all of the restructuring activities had been completed for the 1998 restructuring charge, and there was no balance remaining in the reserve.

The following table summarizes the Company's restructuring activity for the 1998 restructuring charge:

                                           Facilities and
                                              Equipment       Goodwill     Severance     Other        Total
                                           --------------     --------     ---------    -------     ----------
Original Restructuring Estimate              $ 69,955         $ 7,250      $ 9,960      $ 6,563      $ 93,728
Non-Cash Write-Off and Write-Downs            (69,955)         (7,250)           --          --       (77,205)
Cash Charges                                       --              --       (8,272)      (5,025)      (13,297)
Change in Reserve Estimate                         --              --         (958)         958            --
                                           --------------     --------     ---------    -------     ----------
Reserve Balances as of September 30, 1998    $     --         $    --      $   730      $ 2,496      $  3,226
Cash Charges                                       --              --         (730)      (2,496)       (3,226)
                                           --------------     --------     ---------    -------     ----------
Reserve Balances as of September 30, 1999    $     --         $    --      $    --      $    --      $     --
                                           --------------     --------     ---------    -------     ----------

NOTE 12. SPECIAL CHARGES

During November 1997, the Company was informed by its customers that primarily all of its inductive head programs were to be terminated. As a result, approximately $59.4 million of inventories, which were being built by the Company in anticipation of customer orders, immediately became obsolete. The Company responded to the industry's rapid shift to magnetoresistive ("MR") technology, by accelerating its existing MR transition strategy and significantly reducing its production of advanced inductive products. As a result, the Company incurred, during the first quarter of fiscal 1998, a special charge to cost of sales of approximately $114.8 million, primarily for the write-off of equipment ($54.9 million) and inventory ($59.4 million) associated with the phase-out of advanced inductive technologies. The equipment disposed of primarily related to inductive wafer fabrication, test, and assembly equipment that was considered to be obsolete. The fair value of the assets was determined base upon salvage value, as no further uses were identified.

NOTE 13. LITIGATION

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

In January 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). In May 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action").The court consolidated the Ferrari Federal Action and the Nevius Federal Action into one action, In re Read-Rite Corp. Securities Litigation (the "Consolidated Action"), and plaintiffs thereafter filed a consolidated complaint. The consolidated complaint alleges that from April 19, 1995 -- January 22, 1996 (the "Ferrari Class Period") and from of March 2, 1996 -- June 19, 1996 (the "Nevius Class Period"), defendants made false and misleading statements about the Company's business condition and prospects. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks damages of an unspecified amount. In August 1998, the court in the Consolidated Action granted defendants motion to dismiss but granted plaintiffs leave to file an amended complaint. In January 1999, plaintiffs filed their amended complaint. In March 1999 defendants moved to dismiss that amended complaint with prejudice. In June 1999 the court heard oral argument on defendants' motion to dismiss. That motion is currently under judicial consideration.

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

NOTE 14. CONCENTRATION OF CREDIT RISK

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

Principal customers for years ended September 30 were as follows (as a percentage of net sales):

                            1999     1998    1997
                            ----     ----    ----
 Western Digital             37%      49%     51%
 Maxtor                      32%      25%     13%
 Samsung                     19%      15%      5%
 Quantum                     --        3%     18%
 All Others                  12%       8%     13%
                            ----     ----    ----
                            100%     100%    100%
                            ----     ----    ----

The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

In November 1997, Micropolis, a Singapore Technologies wholly owned subsidiary and customer of the Company, announced it would be filing for bankruptcy. As a result of the announced bankruptcy, the Company established a reserve for Micropolis related accounts receivable, inventory and equipment exposures resulting in charges to the fourth quarter of fiscal 1997 of $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales. During fiscal 1998, the Company wrote off $9.3 million of the Micropolis related accounts receivables and all of the Micropolis related inventory and equipment.

NOTE 15. SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. The new standard revises the way operating segments are reported. The Company operates and tracks its results in two operating segments, hard disk drive and tape head. The Company designs, develops, manufactures and markets head gimbal assemblies, headstack assemblies and tape heads for the hard disk drive and tape drive markets. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Net sales to unaffiliated customers by operating segments were as follows (amount in thousands):

FOR THE YEARS ENDED           1999        1998         1997
                            --------    --------    ----------

HGA/HSA                     $698,488    $792,590    $1,145,055
Tape head                     17,972      16,032        16,995
                            --------    --------    ----------
Total net sales             $716,460    $808,622    $1,162,050
                            ========    ========    ==========

Profit/loss from unaffiliated customers by operating segments were as follows (amount in thousands):

FOR THE YEARS ENDED           1999         1998        1997
                            ---------    ---------    -------
HGA/HSA                     $(146,249)   $(311,511)   $79,576
Tape head                      (9,466)      (8,236)    (3,397)
                            ---------    ---------    -------
Total net income            $(155,715)   $(319,747)   $76,179
                            =========    =========    =======

The Company does not segregate long-lived assets by operating segments.

Net sales to unaffiliated customers by country were as follows (amount in thousands):

FOR THE YEARS ENDED           1999        1998         1997
                            --------    --------    ----------

Singapore                   $312,764    $375,625    $  584,124
Malaysia                     182,230     282,789       393,880
Korea                        129,074     119,257        61,449
Others                        92,392      30,951       122,597
                            --------    --------    ----------
Total net sales             $716,460    $808,622    $1,162,050
                            ========    ========    ==========

Net long-lived assets by geographic region were as follows (amount in thousands):

FOR THE YEARS ENDED             1999        1998        1997
                              --------    --------    --------

United States                 $183,136    $233,628    $266,652
Thailand                       126,458     176,530     239,745
Philippines                     83,763      94,334      57,244
Japan                           63,370      68,324      65,420
Malaysia                            39           0      42,625
Others                             423         817       1,144
                              --------    --------    --------
Total long-lived assets       $457,189    $573,633    $672,830
                              ========    ========    ========

The End

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):

                                   FIRST          SECOND         THIRD         FOURTH
                                  QUARTER         QUARTER       QUARTER        QUARTER
                                 ----------     ----------     ----------     ----------
1999(1)
Net sales                        $ 230,188      $ 206,187      $ 174,766      $ 105,319
Gross margin                     $  34,861      $  11,255      $ (18,655)     $ (50,726)
Net (loss)                       $   1,122      $ (19,418)     $ (57,295)     $ (80,124)
Basic net loss per share         $    0.02      $   (0.39)     $   (1.16)     $   (1.62)
Diluted net loss per share       $    0.02      $   (0.39)     $   (1.16)     $   (1.62)

1998(2)(3)
Net sales                        $ 261,371      $ 187,072      $ 184,247      $ 175,932
Gross margin                     $ (85,767)     $ (30,414)     $ (14,749)     $  (1,851)
Net income                       $ (90,929)     $ (62,171)     $(137,150)     $ (29,496)
Basic net income per share       $   (1.88)     $   (1.29)     $   (2.82)     $   (0.61)
Diluted net income per share     $   (1.88)     $   (1.29)     $   (2.82)     $   (0.61)

(1) The third quarter results include a restructuring charge of approximately $37.7 million associated with down-sizing the Company's workforce and capacities to reflect industry conditions and the write-down of excess and obsolete equipment related to the transition from MR technology to GMR technology. See Note 10

(2) The first quarter results include a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to MR technology and the Company's decision to accelerate its existing MR transition strategy. See Note 12.

(3) The third quarter results include a restructuring charge of approximately $93.7 million to reflect the Company's decision to significantly reduce and ultimately cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations. See Note 11.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Read-Rite Corporation will continue as going concern. As more fully described in Note 1, the Company has incurred operating losses and is out of compliance with certain financial covenants of loan agreements with its lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                 /s/ ERNST & YOUNG LLP

San Jose, California
October 22, 1999, except for the
sixth paragraph of Note 1, as to
which the date is December 29, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 24, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended September 30, 1999 are included herewith:

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

  10.57(23)*   1998 Stock Plan and form of Stock Option Agreement

  10.58(23)*   Sixth Amendment to Read-Rite Corporation's 401(k) Plan

  10.59 Third Amendment, dated September 27, 1999, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

  10.60 Fourth Amendment, dated December 29, 1999, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

  21.1(22)     List of Subsidiaries

  23.1         Consent of Ernst & Young LLP, Independent Auditors

  24.1(23)     Power of Attorney

  27.1         Financial Data Schedule

--------------------------------------------------------------------------------

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

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

(c)  Exhibits

     See subsection (a)(3) above.

(d)  Financial Statement Schedules

     See subsection (a)(1) and (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 10th day of January, 2000.

Read-Rite Corporation

By: /s/ CYRIL J. YANSOUNI
    ------------------------
    Cyril J. Yansouni, Chairman and
    Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                 TITLE                          DATE
            ---------                 -----                          ----

/s/  CYRIL J. YANSOUNI         Chief Executive Officer         January 10, 2000
--------------------------     (Principal Executive Officer)
      Cyril J. Yansouni        and Chairman of the Board of
                               Directors

/s/  JOHN T. KURTZWEIL         Sr. Vice President              January 10, 2000
--------------------------     and Chief Financial Officer
     John T. Kurtzweil         (Principal Financial and
                               Accounting Officer)

/s/  WILLIAM J. ALMON          Director                        January 10, 2000
--------------------------
     William J. Almon

/s/  MICHAEL L. HACKWORTH      Director                        January 10, 2000
--------------------------
     Michael L. Hackworth

/s/  JOHN G. LINVILL           Director                        January 10, 2000
--------------------------
     John G. Linvill

/s/  MATTHEW J. O'ROURKE       Director                        January 10, 2000
--------------------------
     Matthew J. O'Rourke

/s/  DR. ROBERT M. WHITE       Director                        January 10, 2000
--------------------------
     Dr. Robert M. White

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                                   UNCOLLECTABLE
                                         BALANCE AT      CHARGED     CASH AND NON    RECEIVABLE     BALANCE AT
                                       BEGINNING OF   (CREDITED) TO  CASH CHARGES     WRITTEN         END OF
                                          PERIOD          EXPENSES     AND OTHER     OFF/OTHERS       PERIOD
                                       ------------   -------------  ------------  -------------    ----------
September 30, 1999
   Allowance for doubtful accounts       $  5,637         $     --      $ 3,043(1)    $   --       $  2,594

September 30, 1998
   Allowance for doubtful accounts       $ 14,887         $     --      $    --       $9,250       $  5,637

September 30, 1997
   Allowance for doubtful accounts      $  2,586          $ 12,301(2)   $    --       $   --       $14,887

(1)  Reclassified to other liabilities.

(2) In the fourth quarter of fiscal 1997, the Company incurred a charge of $12.2 million to the allowance for doubtful accounts relating to the bankruptcy filing of Micropolis, a customer of the Company. See Note 14 in "Notes to Consolidated Financial Statements."

                               INDEX TO EXHIBITS

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

  10.57(23)*   1998 Stock Plan and form of Stock Option Agreement

  10.58(23)*   Sixth Amendment to Read-Rite Corporation's 401(k) Plan

  10.59 Third Amendment, dated September 27, 1999, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

  10.60 Fourth Amendment, dated December 29, 1999, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

  21.1(22)     List of Subsidiaries

  23.1         Consent of Ernst & Young LLP, Independent Auditors

  24.1(23)     Power of Attorney

  27.1         Financial Data Schedule

--------------------------------------------------------------------------------

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