Form 10-Q
period 1999-12-31
READ RITE CORP /DE/
filed 2000-01-27
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 Yes [X] No [ ]

On January 14, 2000, 49,928,817 shares of the registrant's common stock were issued and outstanding.
================================================================================

                                      INDEX

                                                                                                          PAGE NO.
                          PART I. FINANCIAL INFORMATION
Item 1.   Consolidated Condensed Statements of Operations -- Three Months Ended
            December 31, 1999 and 1998.................................................................      3
          Consolidated Condensed Balance Sheets -- December 31, 1999 and
            September 30, 1999.........................................................................      4
          Consolidated Condensed Statements of Cash Flows -- Three Months Ended
            December 31, 1999 and 1998.................................................................      5
          Notes to Consolidated Condensed Financial Statements.........................................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........     11
Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................     20

                     PART II. OTHER INFORMATION
Item 1.   Legal Proceedings............................................................................     21
Item 6.   Exhibits and Reports on Form 8-K.............................................................     22
          Signature....................................................................................     22
          Exhibit 27.1 -- Financial Data Schedule......................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                             1999            1998
                                                                           ---------       ---------
Net sales ..........................................................       $ 114,492       $ 230,188
Cost of sales ......................................................         145,619         195,327
                                                                           ---------       ---------
  GROSS MARGIN .....................................................         (31,127)         34,861
Research and development ...........................................          19,147          23,732
Selling, general and administrative ................................           6,581           7,289
                                                                           ---------       ---------
  Total operating expenses .........................................          25,728          31,021
                                                                           ---------       ---------
  OPERATING INCOME (LOSS) ..........................................         (56,855)          3,840
Interest expense ...................................................           8,845           7,368
Interest income and other, net .....................................           4,592          (1,048)
                                                                           ---------       ---------
  Loss before provision for income taxes and minority interest......         (61,108)         (4,576)
Provision for income taxes .........................................              --              48
                                                                           ---------       ---------
  Loss before minority interest ....................................         (61,108)         (4,624)
Minority interest in net loss of consolidated subsidiary ...........          (3,633)         (5,746)
                                                                           ---------       ---------
  NET INCOME (LOSS) ................................................       $ (57,475)      $   1,122
                                                                           =========       =========
Earnings (loss) per share:
  Basic ............................................................       $   (1.15)      $    0.02
  Diluted ..........................................................       $   (1.15)      $    0.02
Shares used in per share computations:
  Basic ............................................................          49,834          49,027
  Diluted ..........................................................          49,834          50,671

   See accompanying notes to the consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS

                                                                        DECEMBER 31,     SEPTEMBER 30,
                                                                           1999             1999(a)
                                                                        -----------       -----------
                                                                        (UNAUDITED)
Cash and cash equivalents ........................................      $    53,599       $    80,547
Short-term investments ...........................................           60,568           145,856
Accounts receivable, net .........................................           76,994            45,981
Inventories ......................................................           42,425            31,186
Prepaid expenses and other current assets ........................            6,567             6,049
                                                                        -----------       -----------
          Total current assets ...................................          240,153           309,619
Property, plant and equipment ....................................        1,245,802         1,236,880
Less: Accumulated depreciation ...................................          807,031           779,691
                                                                        -----------       -----------
  Property, plant and equipment, net .............................          438,771           457,189
Other assets .....................................................           16,598            17,682
                                                                        -----------       -----------
          TOTAL ASSETS ...........................................      $   695,522       $   784,490
                                                                        ===========       ===========
                 LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                      SUBSIDIARY AND STOCKHOLDERS' EQUITY
Short-term borrowing .............................................      $    10,784       $    10,521
Accounts payable .................................................           83,123            71,397
Accrued compensation and benefits ................................           27,835            26,052
Other accrued liabilities ........................................           35,347            35,346
Current portion of long-term debt and capital lease obligations ..          105,866           147,589
                                                                        -----------       -----------
          Total current liabilities ..............................          262,955           290,905
Convertible subordinated notes ...................................          345,000           345,000
Other long-term debt and capital lease obligations ...............           15,900            16,668
Other long-term liabilities ......................................            5,771             5,781
                                                                        -----------       -----------
          Total liabilities ......................................          629,626           658,354
                                                                        -----------       -----------
Minority interest in consolidated subsidiary .....................           38,294            41,927
Preferred stock, $0.0001 par value ...............................               --                --
Common stock, $0.0001 par value ..................................                5                 5
Additional paid-in capital .......................................          370,118           369,274
Accumulated deficit ..............................................         (341,783)         (284,308)
Accumulated other comprehensive loss .............................             (738)             (762)
                                                                        -----------       -----------
          Total stockholders' equity .............................           27,602            84,209
                                                                        -----------       -----------
          TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
            SUBSIDIARY AND STOCKHOLDERS' EQUITY ..................      $   695,522       $   784,490
                                                                        ===========       ===========

-----------

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1999.

   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              1999            1998
                                                                            ---------       ---------
OPERATING ACTIVITIES
Net income (loss) ....................................................      $ (57,475)      $   1,122
Adjustments required to reconcile net income (loss) to cash provided by operations:
  Depreciation and amortization ......................................         44,729          44,578
  Minority interest in net loss of consolidated subsidiary ...........         (3,633)         (5,746)
Changes in assets and liabilities:
  Accounts receivable ................................................        (31,013)        (36,530)
  Inventories ........................................................        (11,239)        (10,373)
  Prepaid expenses and other current assets ..........................           (518)          1,028
  Accounts payable and accrued liabilities ...........................         13,484          10,999
  Other assets and liabilities, net ..................................            613           4,667
                                                                            ---------       ---------
  NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES ...............        (45,052)          9,745
                                                                            ---------       ---------
INVESTING ACTIVITIES
Capital expenditures .................................................        (25,531)        (20,581)
Maturities of available-for-sale investments .........................        218,331         163,838
Purchase of available-for-sale investments ...........................       (133,043)       (163,666)
                                                                            ---------       ---------
  NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES ...............         59,757         (20,409)
                                                                            ---------       ---------
FINANCING ACTIVITIES
Payment of other long-term debt and capital lease obligations ........        (42,491)           (888)
Proceeds from short-term borrowing ...................................             --           9,490
Proceeds from issuance of common stock ...............................            838           2,444
                                                                            ---------       ---------
  NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES ...............        (41,653)         11,046
                                                                            ---------       ---------
Net increase (decrease) in cash and cash equivalents .................        (26,948)            382
Cash and cash equivalents at beginning of period .....................         80,547          62,444
                                                                            ---------       ---------
Cash and cash equivalents at end of period ...........................      $  53,599       $  62,826
                                                                            =========       =========
Supplemental disclosures of non-cash activities:
  Issuance of common stock under 401(k) plan .........................      $       6        $     --
Supplemental disclosures of cash flow information:
  Interest paid ......................................................      $   3,988       $   1,593
  Income taxes paid (refunded) .......................................      $  (1,101)      $     213

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

    Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The first quarters of fiscal 2000 and 1999 ended on December 26, 1999, and December 27, 1998, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 is a fifty-three week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

    In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 2000. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1999 Annual Report on Form 10-K.

    The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended September 30, 1999 included in Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern. The Company has incurred operating losses and is out of compliance with certain financial covenants of its $125 million secured credit facility with its lenders. In October 1999, the Company repaid $25 million on its credit facility and reduced the size of the revolving portion of the credit facility to $75 million. In connection with this repayment the banks agreed to waive compliance on certain financial covenants through December 31, 1999. As of the end of fiscal Q1 2000, the outstanding balance under the facility was $101.3 million. During the first week of the second fiscal quarter, the company reduced the revolving portion of its credit facility by $25 million, to $50 million. In connection with this reduction, the banks agreed to a fourth waiver and amendment which can extend to February 25, 2000. Due to the short-term nature of this waiver, the debt under the credit facility has been reclassified from long-term debt to current liabilities. The Company is not in payment default under this credit facility and has continued to pay all principal, interest charges and other fees. The Company is currently negotiating with its lenders for another waiver, forebearance and fifth amendment which will extend to May 25, 2000, which can be further extended to August 25, 2000 under certain conditions. The Company expects to repay an additional $15 million of the revolving portion of the credit facility in connection with this proposed waiver. However, there can be no assurance that the Company will be able to obtain a waiver extending beyond February 25, 2000. Further, under the terms of the credit facility, the banks have the right to block the scheduled March 1, 2000 interest payment to the holders of the $345.0 million 6.5% convertible subordinated notes.

    The Company is investigating and has received proposals for other financing options. In connection with these financing activities, the Company is filing concurrently with this Form 10-Q a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345.0 million of 6.5% convertible subordinated notes. The Company is also offering additional 10% subordinated convertible notes for cash. The company intends to complete the exchange offering prior to March 30, 2000 and intends to ask the banks to withdraw the payment blockage notice, if any. However, there can be no assurances that the banks will comply with the Company's request. Should the banks not comply with this request, the non-payment of interest would trigger an event of default under the convertible subordinated notes. Furthermore, if the Company is not successful in either obtaining an additional waiver or in amending the bank facility beyond February 25, 2000, the borrowings under this facility could become immediately payable and the Company will likely need to raise additional funds to restructure its debt obligations to operate its business for the long-term. This restructuring of the debt obligations could include negotiation of a new credit facility with other lenders, issuance of additional equity securities or financial instruments on terms which could be highly dilutive to current shareholders, or a combination of these options. In addition, if the Company is not successful in aligning its cost structure and cash flows in the near term, it may need to take actions that could result in charges that could have a material adverse effect on the Company's financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2. INVENTORIES

    Inventories consisted of the following at (in thousands):

                                  DECEMBER 31,  SEPTEMBER 30,
                                      1999          1999
                                  -----------   -------------
Raw material................        $ 5,095       $  5,692
Work-in-process.............         32,585         19,624
Finished goods..............          4,745          5,870
                                    -------       --------
          Total inventories.        $42,425       $ 31,186
                                    =======       ========

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

    The following table presents the calculation of basic and diluted earnings per share:

                                                                                  THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                  1999           1998
                                                                                 --------       --------
                                                                                  IN THOUSANDS, EXCEPT
                                                                                     PER SHARE DATA
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
  Net income (loss) .......................................................      $(57,475)      $  1,122
                                                                                 --------       --------
Denominator:
  Weighted average number of common shares outstanding during the period ..        49,834         49,027
                                                                                 --------       --------
Basic net income (loss) per share .........................................      $  (1.15)      $   0.02
                                                                                 ========       ========
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
  Net income (loss) .......................................................      $(57,475)      $  1,122
                                                                                 --------       --------
Denominator:
  Weighted average number of common shares outstanding during the period ..        49,834         49,027
  Incremental common shares issuable under stock option plans
     after applying treasury stock method, net of tax benefit .............            --          1,644
                                                                                 --------       --------
Total .....................................................................        49,834         50,671
                                                                                 --------       --------
Diluted net income (loss) per share .......................................      $  (1.15)      $   0.02
                                                                                 ========       ========

    For the three-month period ended December 31, 1999, incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) of approximately 422,159 shares and assumed conversion of the Company's convertible subordinated debentures of 8.6 million shares for the three months ended December 31, 1999, were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. CUSTOMER CONCENTRATION

    The Company's three largest customers, Maxtor, Samsung, and Western Digital accounted for 83% of net sales during the three-month period ended December 31, 1999. Given the small number of disk drive and tape drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5. RESTRUCTURING COSTS

    During the quarter ended June 30, 1999, the Company incurred restructuring costs of $37.7 million primarily associated with downsizing the Company's workforce and capacities to reflect industry conditions. The charges include a write-down of excess and obsolete equipment of $29.7 million due to the transition to giant magnetoresistive ("GMR") technology, $4.5 million for severance payments to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively.

    During the first quarter of fiscal 2000, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual lease commitment charges incurred through December 31, 1999, the Company estimates future costs for lease commitments would be more than previously estimated and other expenses related to the restructuring plan would be less than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of December 31, 1999, majority of the Company's restructuring activities had been completed.

The following table reflects the 1999 restructuring charge:

                             Facilities and                   Lease
                               Equipment      Severance     Commitments       Other           Total
                             --------------   ---------     -----------      ---------      ---------
Restructuring charge            $ 29,732       $  4,451       $  3,104       $    398       $ 37,685

Write-off and write-downs        (29,732)             -              -              -        (29,732)

Cash charges                           -         (4,451)        (3,013)           (52)        (7,516)
                             --------------   ---------     -----------      ---------      ---------
Reserve balances as of
September 30, 1999                     -              -             91            346            437

Change in reserve estimate             -              -            146           (146)             -

Cash charges                           -              -           (206)           (15)          (221)
                             --------------   ---------     -----------      ---------      ---------
Reserve balance as of
December 31, 1999               $      -       $      -       $     31       $    185       $    216
                             ==============   =========     ===========      =========      =========


    Total restructuring charge incurred during the third quarter of fiscal year 1999 was $37.7 million, of which $15.6 million was related to the restructuring of the Company's subsidiary, Read-Rite SMI ("RRSMI"). The $15.6 million restructuring charge incurred by RRSMI was for the write-off of equipment ($12.6 million), lease commitments ($2.4 million) and severance payments to terminated employees ($0.6 million). These restructuring costs were associated with the Company's transition to giant magnetoresistive technology as well as a decrease in customer demand.


NOTE 6. COMPREHENSIVE INCOME (LOSS)


    The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                                             THREE MONTHS ENDED
                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1999           1998
                                                                            --------       --------
Net income (loss) ....................................................      $(57,475)      $  1,122
Change in unrealized gain (loss) on available-for-sale investments ...            24             (6)
                                                                            --------       --------
Comprehensive income (loss) ..........................................      $(57,451)      $  1,116
                                                                            ========       ========

NOTE 7. CURRENT LIABILITIES

     At the end of the first quarter of fiscal 2000, the Company had a $125 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $75 million revolving line of credit, of which $40.0 million of the term loan and $61.3 million revolving line of credit were outstanding as of the end of the fiscal Q1 2000 quarter. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The credit facility provides for interest payments which vary based on Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the first quarter of fiscal year 2000 resulted in the Company not maintaining certain financial covenants required by the credit facility. In October 1999, the Company repaid $25 million of its credit facility and reduced the size of the revolving portion of its credit facility to $75 million as noted above. In connection with this repayment, the banks agreed to waive compliance with certain financial covenants through December 31, 2000. During the first week of the second fiscal quarter, the Company agreed to reduce the size of the revolving portion of its credit facility by $25 million, to $50 million. In response to this reduction, the banks agreed to a fourth waiver and amendment that can extend to February 25, 2000. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. However, as a result of the short-term nature of the waivers/amendments to the bank facilities, the Company reclassified this portion of its long-term debt to current liabilities at the end of Q1 2000.


NOTE 8. SEGMENT INFORMATION

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. The new standard revises the way operating segments are reported. The Company operates and tracks its results in two operating segments, hard disk drive and tape head. The Company designs, develops, manufactures and markets head gimbal assemblies, headstack assemblies, tape heads, and tape head assemblies for the hard disk drive and tape drive markets. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

    Net sales to unaffiliated customers by operating segments were as follows (amount in thousands):

                       Three Month Ended
                   December 31,   December 31,
                       1999          1998
                  ------------    ------------
Hard disk drive      $108,369      $224,698
Tape head               6,123         5,489
                     --------      --------
Total net sales      $114,492      $230,188
                     ========      ========


Profit/loss from unaffiliated customers by operating segments were as follows (amount in thousands):

                          Three Month Ended
                     December 31,    December 31,
                        1999           1998
                     ------------    ------------
Hard disk drive       $(57,476)      $  2,506
Tape head                    1         (1,384)
                      --------       --------
Total net income      $(57,475)      $  1,122
                      ========       ========

NOTE 9. LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

    Certain statements in this Quarterly Report on Form 10-Q for Read-Rite Corporation ("Read-Rite" or the "Company") include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the industry trend toward fewer average head gimbal assemblies ("HGAs") per headstack assembly ("HSA") and competitive pricing pressures will continue during fiscal 2000; the Company's expectation that giant magnetoresistive ("GMR") products will be sold in the volume anticipated by the Company in fiscal 2000; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 2000; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near-term; the Company's plan to acquire approximately $80 million in capital equipment during fiscal 2000, including the potential acquisition of certain assets through operating leases; the Company's belief that with either renegotiations of its existing credit facilities, negotiation of new credit facilities with other lenders, or issuance of additional equity securities or other financial instruments will provide the Company with sufficient funding for its operations for the next twelve months; the Company plans to pursue opportunities to continue to improve the efficiency of its operations; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of the end of Q1 fiscal 2000, the Company had cash and investments of $114.2 million, total assets of $695.5 million and total liabilities of $629.6 million.

    For the three months ended December 31, 1999, the Company used $45.1 million in cash from operations. The negative cash flow from operating activities was primarily attributed to a net loss from operations of $57.5 million, a net increase in accounts receivable of $31.0 million, and an increase in net inventory of $11.2 million, partially offset by depreciation and amortization expense of $44.7 million and an increase in accounts payable and accrued liabilities of $13.5 million.

     Accounts receivable, net increased $31.0 million due to higher net sales during the three months ended December 31, 1999 and a greater percentage of net sales toward to latter half of the fiscal quarter as compared to the three month period ended September 30, 1999.

    Net inventories increased by $11.2 million during the three months ended December 31, 1999. The increase was primarily due to increased manufacturing activity (work-in-process inventory) and higher forecasted unit shipments for the second fiscal quarter of fiscal 2000 as compared to the first quarter of fiscal 2000.

    Accounts payable and accrued liabilities increased by $13.5 million during the three months ended December 31, 1999. The increase was mainly due to a higher percentage of material purchased during the latter half of the fiscal quarter as compared to the three-month period ended September 30, 1999.

    The Company's business is highly capital intensive. During the three months ended December 31, 1999, the Company incurred capital expenditures of approximately $25.5 million. Capital expenditures have primarily been made to upgrade and replace existing equipment in Thailand, the Philippines, and the wafer production in the United States and Japan, to support new manufacturing processes and new technologies, such as GMR. The Company's plan for capital equipment purchases during fiscal 2000 is approximately $80 million; however, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of December 31, 1999, total commitments for construction or purchase of capital equipment were approximately $45.8 million. The Company expects to fund such commitments from available cash and cash equivalents, or other future financing activities.

    During fiscal 2000, the Company and Sumitomo Metal Industries, Ltd. ("SMI") expect to fund RRSMI equally for any working capital requirements that exceed RRSMI's cash, cash equivalent and short-term investment balances at December 31, 1999. RRSMI's balance sheet at December 31, 1999 included cash, cash equivalents and short-term investments of $7.2 million, and total assets of $97.0 million.

    Cash used in financing activities was $41.7 million, of which payments on the revolving line of credit were $38.7 million, payments on the term loan were $2.5 million, and other payments on debt of $1.2 million, partially offset by proceeds from issuance of common stock of $0.8 million.

    In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"). Principal is due September 2004 with semi-annual interest payments of $11.2 million due on March 1 and September 1 of each year. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. As of December 31, 1999, the entire $345 million represented by the Notes was outstanding.

    At the end of the first quarter of fiscal 2000, the Company had a $125 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $75 million revolving line of credit, of which $40.0 million of the term loan and $61.3 million revolving line of credit were outstanding as of the end of fiscal Q1 2000. The term loan provides for quarterly principal payments, beginning January 1999 and continuing through October 2001. The facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivables and cash balances of the Company. The credit facility provides for interest payments which vary based on Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the first quarter of fiscal year 2000 resulted in the Company not maintaining certain financial covenants required by the credit facility. In October 1999, the Company repaid $25 million of its credit facility and reduced the revolving portion of the credit facility to $75 million. In connection with this repayment, the banks agreed to waive compliance on certain financial covenants through December 31, 2000. During the first week of the second fiscal quarter, the Company agreed to reduce the size of the revolving portion of its credit facility by $25 million, to $50 million. In response to this reduction, the banks agreed to a fourth waiver and amendment that can extend to February 25, 2000. The Company is currently negotiating with its lenders for another waiver, forebearance and fifth amendment which will extend to May 25, 2000, which can be further extended to August 25, 2000 under certain conditions. The Company expects to repay an additional $15 million of the revolving portion of the credit facility in connection with this proposed waiver. The banks have the right to block the scheduled March 1, 2000 interest payment to the holders of the $345 million 6.5% convertible subordinated notes. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. As a result of the short-term nature of the waivers/amendments to the bank facilities, the Company had reclassified this portion of its long-term debt to current liabilities at the end of Q1 2000.

    The Company is investigating and has received proposals for other financing options. In connection with these financing activities, the Company is filing concurrently with this Form 10-Q a Registration Statements on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345.0 million of 6.5% convertible subordinated notes. The Company is also offering additional 10% subordinated convertible notes for cash. The company intends to complete the exchange offering prior to March 30, 2000 and intends to ask the banks to withdraw the payment blockage notice, if any. However, there can be no assurances that the banks will comply with the Company's request. Should the banks not comply with this request, the non-payment of interest would trigger an event of default under the convertible subordinated notes. Furthermore, if the Company is not successful in obtaining an additional waiver or amending the bank facility beyond February 25, 2000, the borrowings under this facility could become immediately payable and the Company will likely need to raise additional funds to restructure its debt obligations to operate its business for the long-term. This restructuring of debt obligations could include negotiation of a new credit facility with other lenders, issuance of additional equity securities or financial instruments on terms which could be highly dilutive to current shareholders, or a combination of these options. In addition, if the Company is not successful in aligning its cost structure and cash flows in the near term, it may need to take actions that could result in charges that could have a material adverse effect on the Company's financial statements.

    If industry conditions remain unfavorable or worsen, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. The Company could seek to raise such capital through additional bank facilities, debt or equity offerings, or other sources. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all. In addition, if the Company is not successful in generating a positive operating margin from the HSA manufacturing operations in the near term, it will need to take appropriate steps to align its cost structure and cash flows accordingly. Furthermore, if the Company is not successful in generating a positive operating margin from RRSMI in the near term, it will need to take appropriate steps to align its cost structure, cash flows and equity position accordingly.

    The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

RESULTS OF OPERATIONS

NET SALES

    Net sales were $114.5 million for the three-month period ended December 31, 1999, compared to net sales of $230.2 million for the comparable period in fiscal 1999. Net sales for the first quarter of fiscal 2000 were adversely impacted by lower unit sales; the disk drive industry's trend towards fewer heads per disk drive; and competitive pricing pressure in the hard disk drive market.

     The decrease in the Company's net sales for the first quarter of fiscal 2000 compared to the comparable period in fiscal 1999 was primarily attributable to a substantial decrease in unit sales. Read-Rite shipped 11.1 million and 22.7 million recording heads (including recording heads shipped in HSAs and Tape Heads), and 2.8 million and 4.3 million HSAs, for the three month periods ended December 31, 1999, and December 31, 1998, respectively. The decrease in unit shipments was the result of the Company's limited participation on its customers' first generation GMR products and a reduction in the number of HGAs per HSA. The Company's product mix continued to be predominately made up of HSAs, as net sales of HSAs accounted for 75% of total net sales for the three-month period ended December 31, 1999, compared to

77% of total net sales for the comparable period in fiscal 1999. Net sales of HGAs accounted for 17% of total net sales for the three-month period ended December 31, 1999, compared to 20% of total net sales for the comparable period in fiscal 1999. The Company expects a shift of product mix from HSA's to more HGA's in fiscal 2000.

    The disk drive industry's trend towards fewer heads per disk drive continued in fiscal 2000. The average number of HGAs in HSAs for the three-month period ended December 31, 1999 was 2.76, compared to the comparable period in fiscal 1999 of 3.74. This reduction in the number of heads per disk drive resulted in a substantial decrease in ASPs for the Company's HSA products. The Company expects the trend towards fewer heads per disk drive to continue through fiscal 2000.

     The Company's ASPs for HGAs and HSAs decreased substantially for the first quarter in fiscal 2000 as compared to the comparable period in fiscal 1999. ASPs decreased approximately 8.4% for HGAs and approximately 26.4% for HSAs, compared to the comparable three month period in fiscal 1999. HGA and HSA pricing was lower due to competitive pricing pressure in the disk drive industry and the industry trend towards fewer heads per disk drive. Unit sales for both HGA and HSA products decreased approximately 52.8% and 34.1%, respectively, compared to the comparable three-month period in fiscal 1999. The Company expects the competitive pricing pressure to continue through fiscal 2000.

    For the three month period ended December 31, 1999, a substantial majority of the Company's net sales were derived from GMR products which is consistent with the Company's strategy to transition its production to GMR recording heads. Net sales generated from GMR products increased to $82.7 million for the three-month period ended December 31, 1999, from net sales of $0.2 million for the comparable period in fiscal 1999. The Company's largest volume GMR product platform for the three-month period ended December 31, 1999, consisted of recording heads for 9.1 and 10.2 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of GMR products was more than offset, however, by the decrease in net sales of MR products. Net sales generated from MR products decreased to $21.1 million for the three-month period ended December 31, 1999, from net sales of $217.6 million for the comparable period in fiscal 1999. The Company expects that GMR products will account for more than 80% of net sales during fiscal 2000.

    The Company's three largest customers, Maxtor, Samsung, and Western Digital accounted for 83% of net sales for the three month period ended December 31, 1999, compared to 89% of net sales for the comparable period in fiscal 1999. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

GROSS MARGIN

    The Company's gross margin is primarily influenced by average unit sales prices, the level of unit sales in relation to fixed costs, manufacturing yields, product mix and material costs. The relative impact of each of these factors fluctuates from time to time. HSAs typically have a lower gross margin, as a percentage of sales, than HGAs. HSAs typically consist of one or more HGAs and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. The gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produce a lower aggregate gross margin, as a percentage of sales, on HSA net sales compared to HGA net sales.

    The Company's gross margin loss of 27.2% of net sales for the three-month period ended December 31, 1999, compared to a gross margin of 15.1% of net sales, for the comparable period in fiscal 1999. The decline in gross margin was attributable to lower unit sales, which resulted in the under utilization of the Company's facilities and higher fixed costs per unit, and the substantial decrease in ASPs for HGAs and HSAs. For further detail, see "Net Sales" section of this report.

OPERATING EXPENSES

    Research and development ("R&D") expenses were $19.1 million for the three month period ended December 31, 1999, a decrease from R&D expenses of $23.7 million for the comparable period in fiscal 1999. The decrease in R&D for the current period was attributable to the Company's continued cost containment efforts to align its cost structure with current industry conditions. The Company expects a modest decrease in R&D expenses to continue in fiscal 2000.

    From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three month period ended December 31, 1999, no development funding was offset against R&D expenses. Funded R&D for the comparable period in fiscal 1999 was $0.8 million.

    Selling, general & administrative ("SG&A") expenses were $6.6 million for the three month period ended December 31, 1999, a decrease from SG&A expenses of $7.3 million for the comparable period in fiscal 1999. The decrease in SG&A expenses for the current period was due to the reduction in the Company's worldwide headcount in the third quarter of fiscal 1999, and continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts.

NON-OPERATING EXPENSES

    Interest expense was $8.8 million for the three month period ended December 31, 1999, an increase over interest expense of $7.4 million for the comparable period in fiscal 1999. The increase in interest expense for the current period was primarily due to higher average debt balance and higher interest rate on outstanding debts.

     Interest income and other, net was $4.6 million for the three month period ended December 1999, compared to $($1.0) million for the comparable period in fiscal 1999. The increase in interest income and other, net in the current three month period was due to the sale of an option on certain real-estate, the gain on the sale of certain real-estate in the U.S. and a higher average investment balance and higher interest rate earned on investments. The increase is also due to a net currency exchange loss of $2.3 million, partially offset by $1.1 million in interest income in the comparable period in fiscal 1999.

    The Company did not provide for an income tax benefit during the three month period ended December 31, 1999 and 1998 primarily due to losses in the U.S. and foreign jurisdictions for which no current benefit is available.

YEAR 2000 READINESS DISCLOSURE

    As of January 2000, the Company has completed all year 2000 readiness work and has not experienced any major incidents related to Year 2000 issues. The Company will continue to monitor all systems for Year 2000 related concerns. The costs incurred by the Company during fiscal 2000, related to its Year 2000 readiness program were less than $ 0.3 million and cumulative cost to date have been less than $ 2.4 million.

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

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs, delayed product introductions or capacity constraints on certain technologies, decreased demand for or decreased average selling prices for the Company's products, low product manufacturing yields, changes in product mix, increased operating costs associated with the ramp-up of production as capacity is added, under-utilization of capacity if demand is less than anticipated, increased material costs, material or equipment unavailability, and disruptions in domestic or foreign operations. In addition, the Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs.

    For example, in the last three quarters of fiscal 1999 and in fiscal 1998, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, increased unit costs due to under-utilization of production capacity, and as a consequence, experienced a significant reduction in net sales, gross margin, and net income.

RAPID TECHNOLOGICAL CHANGE; TRANSITION TO MR AND GMR TECHNOLOGY

     Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in November 1997, the Company responded to the disk drive industry's rapid shift to MR technology by accelerating its transition to MR production. As a result, the Company incurred a special charge during the first quarter of fiscal 1998 of $114.8 million, primarily for the write-off of equipment and inventory associated with the phase-out of advanced inductive technologies. In the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition to GMR technology and a decrease in customer demand.

    For the Company to maintain its market position, the Company must continually and in a timely manner improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this increasingly limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

    During fiscal 2000, the Company intends to continue investing significant resources in GMR product development and manufacturing equipment. The Company anticipates the majority of its sales for fiscal 2000 will be derived from sales of GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing GMR heads at acceptable manufacturing yields necessary to achieve consistent design-in wins on its customers' new product programs.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

    The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated as follows:
In the second half of fiscal 1996 when significant orders were canceled and/or rescheduled by certain customers with little or no advanced warning; late in the first quarter of fiscal 1998 as the Company significantly reduced its build plan for its advanced inductive thin film 1.3 GB per 3.5-inch disk recording head product due to a significant and abrupt reduction in demand for this product; in fiscal 1998 due to a general downturn in the disk drive industry; in the latter half of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited participation on its customers' first generation GMR products. In each case, these demand variations materially and adversely affected the Company's business, financial condition and results of operations.

    The Company's largest customers are Maxtor, Samsung, and Western Digital, each represented over 10% of the Company's net sales during the three-month period ended December 31, 1999. The Company produced HGAs in volume for 5 customers; HSAs in volume for 4 customers and tape drive products in volume for 4 customers during the three-month period ended December 31, 1999. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. As demonstrated by the significant reduction in the level of the Company's business in the latter half of fiscal 1999, in fiscal 1998 and late in fiscal 1996.

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

Finally, in 1998, WD and IBM announced a hard disk drive component supply and technology licensing agreement. This agreement, along with the Company's heads not being qualified as the primarily supplier on certain WD programs, significantly reduced the Company's net sales to WD in fiscal 1999. With timely qualifications, the Company anticipates an increase in HGA sales to WD in fiscal 2000 compared to fiscal 1999. However, there can be no assurance such sales will occur. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

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

     Japanese competitors such as TDK, Alps, Hitachi Metal and Yamaha have been aggressively competing for business in the United States and in Japan, specifically targeting the market for GMR. In November 1999, Yamaha announced its exit from the HDD recording heads market effective in March, 2000. The Company's domestic competitors are Applied Magnetics Corporation, Headway Technologies and IBM. On January 7, 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the Bankruptcy Code and effectively ceased operations. Fujitsu, IBM, Seagate and other disk drive manufacturers with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. For example, one of the Company's largest customers, Western Digital Corporation ("WD") announced an agreement in June 1998 with IBM under which IBM would supply WD with GMR heads and other components for WD's manufacture of desktop HDDs. The Company's competitive position could be materially and adversely affected if more of these competitors are successful in marketing GMR products in the merchant market in volume quantities at competitive pricing.

    In its HSA business, the Company has competed in the past against other merchant HSA manufacturers such as Kaifa and TDK/SAE in China, and Tandon in India. There may also be certain government incentives in their respective countries that could reduce their operating costs which could lead these competitors to continue to decrease HSA selling prices. The Company is currently working with HSA manufacturers such as Kaifa and Tandon to outsource a portion of the Company's HSA business to take advantage of these HSA manufacturers' low cost structure. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers. If the Company is not successful in generating a positive operating margin from the HSA manufacturing operations in the near term, it will need to take appropriate steps to align its cost structure and cash flows accordingly.

    Finally, the development and advancement of technologies, such as pico sliders, GMR and spin dependant tunneling will continue to be demanded by customers during fiscal 2000 and beyond. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

     The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1999 of $101.0 million, and plans to acquire approximately $80.0 million in capital equipment in fiscal 2000, and may acquire certain of those capital assets through capital or operating leases. As of December 31, 1999, total commitments for construction or purchase of capital equipment were approximately $ 45.8 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional expenditures, and that there will not be periods when net sales decline quarter to quarter. Furthermore, within this volatile industry, the Company must be ever vigilant on its capital expenditures, especially towards avoiding duplication of equipment requirements in the Company's wafer fabs in Fremont, California, and Osaka, Japan and its HSA facilities in the Philippines and Thailand.

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

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

    As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, wires and advanced suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, many suppliers are generally determined in advance by the Company's customers. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

INVENTORY RISKS

    Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a limited number of suppliers, customers, and customer product programs, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, the Company may be required to take significant inventory charges if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties.

The result of the inventory charges could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

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

    In addition, several countries where the Company has operations, including Japan, Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars.

    The Company continues to operate its joint venture in Japan, RRSMI. The joint venture's objective is to capture business in the Japanese market. The future of the joint venture depends on its ability to succeed in this market place. It is possible that if RRSMI is not successful in generating a positive operating margin in the near term, the Company will need to take appropriate steps to align its cost structure, cash flows and equity position accordingly.

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

Please refer to the form 10-K for the year ended September 30, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1      Financial Data Schedule (electronic filing only)

    (b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 27, 2000               /s/          John T. Kurtzweil
                                     -----------------------------------------
                                                  John T. Kurtzweil
                                         Senior Vice President, Finance and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBITS                           DESCRIPTION
    --------                           -----------
     27.1          Financial Data Schedule (electronic filing only)
