Form 10-Q
period 2000-03-31
READ RITE CORP /DE/
filed 2000-05-12
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

           (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                345 LOS COCHES STREET, MILPITAS, CALIFORNIA 95035
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

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

                             Yes [X]   No [ ]

   On May 1, 2000, 56,973,159 shares of the registrant's common stock were issued and outstanding.

================================================================================

                                              INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
                                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................
         Consolidated Condensed Statements of Operations-- Three Months and Six Months
           Ended March 31, 2000 and 1999...........................................................    3
         Consolidated Condensed Balance Sheets-- March 31, 2000 and
           September 30, 1999......................................................................    4
         Consolidated Condensed Statements of Cash Flows-- Six Months Ended
           March 31, 2000 and 1999.................................................................    5
         Notes to Consolidated Condensed Financial Statements......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....   12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................   21

                                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................   22
Item 4.  Submission of Matters to a Vote of Stockholders...........................................   23
Item 6.  Exhibits and Reports on Form 8-K..........................................................   24
         Signature.................................................................................   24
         Exhibit 10.61 -- Fifth Amendment to Credit Agreement......................................   25
         Exhibit 27.1 -- Financial Data Schedule...................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                   2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
Net sales                                        $ 154,487       $ 206,187       $ 268,979       $ 436,375
Cost of sales - on net sales                       172,731         194,932         318,350         390,259
Cost of sales - special charges                      4,187              --           4,187              --
                                                 ---------       ---------       ---------       ---------
     Gross margin                                  (22,431)         11,255         (53,558)         46,116

Research & development                              19,122          23,783          38,269          47,515
Selling, general & administrative                    7,110           7,504          13,691          14,793
Restructuring costs                                122,086              --         122,086              --
                                                 ---------       ---------       ---------       ---------
     Total operating expenses                      148,318          31,287         174,046          62,308
                                                 ---------       ---------       ---------       ---------
     Operating loss                               (170,749)        (20,032)       (227,604)        (16,192)

Interest income (expense) and other, net            (6,830)         (6,498)        (11,084)        (14,914)
                                                 ---------       ---------       ---------       ---------
     Loss before income taxes, minority
         interest and extraordinary item          (177,579)        (26,530)       (238,688)        (31,106)
Provision (benefit) for income taxes                    --            (139)             --             (91)
Minority interest in net loss of
     consolidated subsidiary                       (44,567)         (6,973)        (48,200)        (12,719)
                                                 ---------       ---------       ---------       ---------
     Loss before extraordinary item               (133,012)        (19,418)       (190,488)        (18,296)
Extraordinary item - Gain on
     debt conversion, net of no taxes              158,720              --         158,720              --
                                                 ---------       ---------       ---------       ---------
     Net income (loss)                           $  25,708       ($ 19,418)      ($ 31,768)      ($ 18,296)
                                                 =========       =========       =========       =========

Earnings (loss) per basic and diluted share
     before extraordinary item                   ($   2.65)      ($   0.39)      ($   3.81)      ($   0.37)
     Extraordinary income per share                   3.16              --            3.17              --
                                                 ---------       ---------       ---------       ---------
     Basic and diluted net income (loss)
         per share                               $    0.51       ($   0.39)      ($   0.64)      ($   0.37)
                                                 =========       =========       =========       =========
Shares used in per share computations:
     Basic and diluted                              50,224          49,168          50,036          49,097

   See accompanying notes to the consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       ASSETS


                                                                        MARCH 31,       SEPTEMBER 30,
                                                                          2000              1999
                                                                       -----------      -------------
                                                                       (UNAUDITED)           (a)
Current assets:
Cash and cash equivalents ..........................................   $    60,459       $    80,547
Short-term investments .............................................        36,627           145,856
Accounts receivable, net ...........................................        74,625            45,981
Inventories ........................................................        43,512            31,186
Prepaid expenses and other current assets ..........................         5,871             6,049
                                                                       -----------       -----------
          Total current assets .....................................       221,094           309,619
Property, plant and equipment ......................................     1,236,298         1,236,880
Less: Accumulated depreciation .....................................       923,900           779,691
                                                                       -----------       -----------
  Property, plant and equipment, net ...............................       312,398           457,189
Other assets .......................................................        17,671            17,682
                                                                       -----------       -----------
          TOTAL ASSETS .............................................   $   551,163       $   784,490
                                                                       ===========       ===========

                   LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                        SUBSIDIARY AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowing ...............................................   $        --       $    10,521
Accounts payable ...................................................        84,988            71,397
Accrued compensation and benefits ..................................        26,871            26,052
Other accrued liabilities ..........................................        42,071            35,346
Current portion of long-term debt and capital lease obligations ....        58,999           147,589
                                                                       -----------       -----------
          Total current liabilities ................................       212,929           290,905
Convertible subordinated notes .....................................       238,004           345,000
Other long-term debt and capital lease obligations .................        20,450            16,668
Other long-term liabilities ........................................         4,710             5,781
                                                                       -----------       -----------
          Total liabilities ........................................       476,093           658,354
                                                                       -----------       -----------
Minority interest in consolidated subsidiary .......................         7,057            41,927
Stockholders' equity:
Preferred stock, $0.0001 par value .................................            --                --
Common stock, $0.0001 par value ....................................             5                 5
Additional paid-in capital .........................................       384,572           369,274
Accumulated deficit ................................................      (316,075)         (284,308)
Accumulated other comprehensive loss ...............................          (489)             (762)
                                                                       -----------       -----------
          Total stockholders' equity ...............................        68,013            84,209
                                                                       -----------       -----------
          TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
            SUBSIDIARY AND STOCKHOLDERS' EQUITY ....................   $   551,163       $   784,490
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

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                          MARCH  31,
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
OPERATING ACTIVITIES
Net loss .......................................................   $ (31,767)      $ (18,296)
Adjustments required to reconcile net loss to cash provided
  by (used in) operations:
  Depreciation and amortization ................................      86,932          97,366
  Extraordinary gain from debt conversion ......................    (158,720)             --
  Cash payment related to prior restructuring charge ...........        (436)             --
  Non-cash portion of restructuring costs ......................     114,874              --
  Minority interest in net loss of consolidated subsidiary .....     (48,200)        (12,719)
Changes in assets and liabilities:
  Accounts receivable ..........................................     (28,644)         17,183
  Inventories (net of write-off related to restructuring) ......     (16,513)        (13,311)
  Prepaid expenses and other current assets ....................         178           1,282
  Accounts payable and accrued liabilities .....................      32,113          (4,458)
  Other assets and liabilities, net ............................        (718)          2,557
                                                                   ---------       ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........     (50,901)         69,604
                                                                   ---------       ---------
INVESTING ACTIVITIES
Capital expenditures ...........................................     (51,170)        (48,220)
Maturities of available-for-sale investments ...................     323,759         417,813
Purchase of available-for-sale investments .....................    (214,529)       (425,041)
                                                                   ---------       ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........      58,060         (55,448)
                                                                   ---------       ---------
FINANCING ACTIVITIES
Payment of other long-term debt and capital lease obligations ..     (94,309)          3,456
Proceeds from long-term debt ...................................      63,677              --
Proceeds from short-term borrowing .............................       2,546          15,203
Proceeds from issuance of common stock .........................         839           3,400
                                                                   ---------       ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..........     (27,247)         22,059
                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents ...........     (20,088)         36,215
Cash and cash equivalents at beginning of period ...............      80,547          62,444
                                                                   ---------       ---------
Cash and cash equivalents at end of period .....................   $  60,459       $  98,659
                                                                   =========       =========
Supplemental disclosures of non-cash activities:
  Issuance of common stock under 401(k) plan ...................   $      13       $      --
  Conversion of debt to common stock ...........................   $   5,595       $      --
  Conversion of debt/accrued interest to common stock ..........   $   9,033       $      --
  Conversion of joint venture debt to minority interest ........   $  13,873       $      --
  Interest paid ................................................   $  19,425       $  14,647
  Taxes paid (refund) ..........................................   $     107       $     (99)

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

   Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30. The second quarters of fiscal 2000 and 1999 ended on April 2, 2000, and March 28, 1999, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 is a fifty-three week fiscal year and the additional week is included in the quarter ended April 2, 2000. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

   The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended September 30, 1999 included in Form 10-K contained an explanatory paragraph, which indicated substantial doubt about the Company's ability to continue as a going concern. The Company has incurred operating losses and is out of compliance with certain financial covenants of its secured credit facility with its lenders. As of March 31, 2000, the outstanding balance of the credit facility was $51 million, classified as current liabilities, has been reduced from its high of $145 million during Q3 of fiscal 1999. The Company and the banks have agreed to waive compliance on certain financial covenants through May 25, 2000, which can be extended to August 25, 2000. The Company is currently not in payment default under this credit facility and has continued to pay all principal, interest charges and other fees as they become due. However, there can be no assurance that the Company will be able to obtain additional waivers extending beyond May 25, 2000.

   The Company will continue its efforts to align its cost structure and cash flow in the near term. The Company has accepted a proposal for a refinancing option and has begun the due diligence process. There can be no assurance the Company can obtain required financing on terms and conditions acceptable or favorable to the Company. Failure to obtain additional financing on terms and conditions acceptable to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2. INVENTORIES

   Inventories consisted of the following at (in thousands):

                                              MARCH 31,     SEPTEMBER 30,
                                                2000           1999
                                              ---------     -------------
               Raw material..............      $ 3,634        $ 5,692
               Work-in-process...........       26,228         19,624
               Finished goods............       13,650          5,870
                                               -------        -------
                   Total inventories.....      $43,512        $31,186
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

   For periods in which the Company had a net loss before extraordinary item, the basic and diluted net loss per share is computed using only the weighted average number of shares of common stock outstanding during the period.

   The following table presents the calculation of basic and diluted loss per share:

                                                        Three Months Ended        Six Months Ended
                                                             March 31,               March 31,
                                                         2000       1999         2000         1999
                                                       --------   ---------    ---------    ---------
                                                            (In thousands, except per share data)
BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE COMPUTATION

Numerator:
   Net income/(loss)                                   $ 25,708   $ (19,418)   $ (31,768)   $ (18,296)
Denominator:

   Weighted average number of common shares
      outstanding during the period                      50,224      49,168       50,036       49,097
                                                       --------   ---------    ---------    ---------
Basic and diluted net income/(loss) per share          $   0.51   $   (0.39)   $   (0.64)    $  (0.37)
                                                       ========   =========    =========    =========

   As of March 31, 2000, incremental common shares attributable to the issuance of shares under stock option plans of 682,143 shares and the assumed conversion of the Company's convertible subordinated debentures of 49.0 million shares were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. CUSTOMER CONCENTRATION

   The Company's three largest customers accounted for 85% of net sales during the six-month period ended March 31, 2000. Given the small number of disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and will continue to have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 5. SPECIAL CHARGES

   During the three months ended March 31, 2000, the Company wrote-off $4.2 million of excess inventories as part of the restructuring plan to consolidate the Company's wafer fab in Japan to the U.S.. Factory efficiency improvements and excess inventory made the inventory write-offs and the consolidation of the Company's wafer fab necessary to align the Company's cost structure with current industry conditions.

NOTE 6. RESTRUCTURING COSTS - FISCAL YEAR 2000

   During the quarter ended March 31, 2000, the Company incurred restructuring costs of $122.1 million. These restructuring costs are primarily associated with the Company's decision to consolidate its wafer fab and head stack operations. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, the Company's efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company will dissolve its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company will establish a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products currently designed and manufactured in Japan will be completed by the fourth quarter of the current fiscal year.

   In addition, the Company will consolidate its Philippine head stack operations into its operations in Thailand, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. The consolidation will lower the Company's fixed costs and provide a faster response to customer changes through improvement in manufacturing cycle time. The Company's tape head operations will remain in the Philippines.

   The total restructuring costs of $122.1 million include the write-down of excess and obsolete equipment of $113.5 million, of which $3.0 million of cash charges are related to the equipment disposal and restoration of facilities to its original state, $0.7 million for severance payments to terminated employees, $7.1 million for the payment of lease obligations and $1.0 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,680 employees and 120 contractors were terminated, of which approximately 2,880 and 100 were engaged in manufacturing activities in Japan and the Philippines, respectively. The following table reflects the Q2 2000 restructuring charge (amount in thousands):

                                       Facilities and                       Lease
                                            Equipment     Severance    Commitments         Other         Total
                                       -----------------------------------------------------------------------
Q2 restructuring charge                     $ 113,567     $     678      $   7,055     $     786     $ 122,086

Write-off and write-downs                    (110,567)           --             --          (120)     (110,687)
                                       -----------------------------------------------------------------------

Reserve balance as of March 31, 2000        $   3,000     $     678      $   7,055     $     666     $  11,399
                                       -----------------------------------------------------------------------

   An additional $8.0 million of restructuring charge is anticipated to be incurred in Q3. The anticipated Q3 charge will be primarily related to severance payments for employees who were notified during Q3. The following table reflects the total restructuring charge in fiscal 2000 (amount in thousands):

                                       Facilities and                    Lease
                                            Equipment   Severance   Commitments       Other      Total
                                       ---------------------------------------------------------------
Q2 restructuring charge (actual)             $113,567    $    678      $  7,055    $    786   $122,086

Q3 restructuring charge (estimated)                --       7,836            --         200      8,036
                                       ---------------------------------------------------------------

Total restructuring charge                   $113,567    $  8,514      $  7,055    $    986   $130,122
                                       ---------------------------------------------------------------

   Total restructuring charge incurred was $130.1 million, of which $74.0 million was related to the dissolution of the Company's joint venture with SMI in Japan. The $74.0 million restructuring charge incurred by the dissolution was for the write-off and disposition of equipment ($63.9 million), payments for future lease commitments ($7.0 million), severance ($2.3 million) and other expenses associated with the restructuring ($0.8 million). Restructuring charges are taken during the period the Company's executive management is committed to such action, therefore, $2.3 million of severance payment will be charged in Q3 of the current fiscal year. The net effect, after minority interest, for the total restructuring charge is $95.2 million, of which $39.1 million is related to the dissolution of RRSMI.

   The Company anticipates the fiscal year 2000 restructuring effort will be substantially complete by the end of fiscal 2000 and will produce an estimated annual cost savings of $60 million.

NOTE 7. RESTRUCTURING COSTS - FISCAL YEAR 1999

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

   During the first half of fiscal 2000, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual lease commitment charges incurred through December 31, 1999, the Company estimates future costs for lease commitments would be more than previously estimated and other expenses related to the restructuring plan would be less than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of March 31, 2000, all of the Company's restructuring activities relating to the fiscal 1999 restructuring had been completed.

   The following table reflects the 1999 restructuring charge (amount in thousands):

                              Facilities and                       Lease
                                   Equipment    Severance    Commitments        Other        Total
                              --------------------------------------------------------------------
Restructuring charge                $ 29,732     $  4,451       $  3,104     $    398     $ 37,685

Write-off and write-downs            (29,732)          --             --           --      (29,732)

Cash charges                              --       (4,451)        (3,013)         (52)      (7,516)
                              --------------------------------------------------------------------

Reserve balances as of
September 30, 1999                        --           --             91          346          437

Change in reserve estimate                --           --            331         (331)          --

Cash charges                              --           --           (422)         (15)        (437)
                              --------------------------------------------------------------------

Reserve balance as of
March 31, 2000                      $     --     $     --       $     --     $     --     $     --
                              --------------------------------------------------------------------

   Total restructuring charge incurred during the third quarter of fiscal year 1999 was $37.7 million, of which $15.6 million was related to the restructuring of the Company's subsidiary, Read-Rite SMI ("RRSMI"). The $15.6 million restructuring charge incurred by RRSMI was for the write-off of equipment ($12.6 million) lease commitments ($2.4 million) and severance payments to terminated employees ($0.6 million). These restructuring costs were associated with the Company's transition to giant magnetoresistive technology as well as a decrease in customer demand.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss), net of related tax, are as follows (amount in thousands):

                                            Three Months Ended           Six Months Ended
                                         -----------------------      ------------------------
                                         March 31,     March 31,      March 31,      March 31,
                                           2000          1999           2000           1999
                                         -----------------------      ------------------------
Net Income (loss)                        $ 25,708      $(19,418)      $(31,768)      $(18,296)
Change in unrealized gain/(loss) on
     available-for-sale investments           250           (32)           274            (38)
                                         -----------------------      ------------------------

Comprehensive income/(loss)              $ 25,958      $(19,450)      $(31,494)      $(18,334)
                                         -----------------------      ------------------------

   Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

NOTE 9. DEBT

   The Company has a $65.0 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50.0 million term loan and a $15.0 million revolving line of credit, of which $36.3 million of the term loan and $15.0 million revolving line of credit were outstanding as of the end of the fiscal quarter ended March 31, 2000. The term loan provides for quarterly principal payments and this facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivable and cash balances of the Company. The credit facility provides for interest payments that vary based on a Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the cumulative losses for the first six months of fiscal year 2000 resulted in the Company not maintaining certain financial covenants required by the credit facility. During the three months ended March 31, 2000, the Company repaid $46.3 million on the revolver portion of its credit facility, bringing the total repayment since Q3 of fiscal 1999 to $93.7 million. In response to these repayments, the banks agreed to a Waiver, Forbearance and Fifth Amendment to the credit agreement expiring May 25, 2000, which can be extended to August 25, 2000. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. However, as a result of the short-term nature of the waiver/amendment to the bank facilities, the Company has classified this secured credit facility as a current liability.

   In February 2000, the Company filed a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345 million of 6.5% convertible subordinated notes. The Company also offered additional 10% subordinated convertible notes for cash. The exchange offering was completed on March 15, 2000 and approximately $325.2 million in aggregate principal value of the Company's 6.5% convertible subordinated notes, or approximately 94% of the total, were tendered in the exchange offer for $162.6 million of the new 10% subordinated convertible note. In addition, the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes. Interest on the 10% subordinated convertible notes is payable in cash or, at the Company's option, in common stock at a rate of 10% per year, payable on March 1 and September 1 of each year until maturity on September 1, 2004. The new 10% convertible subordinated notes are senior to the 6.5% convertible subordinated notes. This exchange offer also gives the Company the option to automatically convert the 10% convertible exchange notes on or prior to maturity if the common stock price has exceeded 200% of the conversion price of $4.51 for at least 20 trading days during a 30-day trading period ending five trading days prior to the notice of automatic conversion. By completing the exchange offer, long-term debt related to the subordinated convertible notes was reduced by approximately $108.4 million. The following table reflects the current quarter's activities for the 6.5% and 10% convertible notes (amount in thousands):

                                             6.5% Convertible Notes   10% Convertible Notes     Total
                                             ----------------------------------------------------------
Balance as of September 30, 1999                   $ 345,000                $      --         $ 345,000

Exchange of notes                                   (325,198)                 223,797          (101,401)

Amount converted to equity during Q2                      --                   (5,595)           (5,595)
                                             ----------------------------------------------------------

Balance as of March 31, 2000                       $  19,802                $ 218,202         $ 238,004
                                             ==========================================================

   As of April 21, 2000, an additional $15.5 million of the 10% convertible notes had converted to equity.

   On March 27, 2000, the Company completed a four-year loan agreement with Industrial Finance Corporation of Thailand ("IFCT"). The Company received approximately $9.5 million and has the potential to borrow an additional $10.5 million based upon equipment receipts. The loan will mature on March 15, 2004 and has scheduled principal payments due in installments beginning March 15, 2001 with interest payable every six months. Interest rate is based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The loan is secured by various fixed assets of Read-Rite ("Thailand") Company Limited ("RRT") and a guarantee by Read-Rite Corporation.

NOTE 10. SEGMENT INFORMATION

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

   Net sales to unaffiliated customers by operating segments were as follows (amount in thousands):

                        Three Months Ended             Six Months Ended
                      ------------------------      ------------------------
                      March 31,      March 31,      March 31,      March 31,
                        2000           1999           2000           1999
                      ------------------------      ------------------------
Hard disk drive       $149,121       $202,031       $257,490       $426,730
Tape head                5,366          4,156         11,489          9,645
                      ------------------------      ------------------------
Total net sales       $154,487       $206,187       $268,979       $436,375
                      ========================      ========================


   Profit/loss from unaffiliated customers by operating segments were as follows (amount in thousands):

                                                     Three Months Ended                 Six Months Ended
                                                 --------------------------        --------------------------
                                                 March 31,        March 31,        March 31,        March 31,
                                                   2000             1999             2000             1999
                                                 --------------------------        --------------------------
Hard disk drive                                  $(130,367)       $ (16,728)       $(187,844)       $ (14,222)
Tape head                                           (2,645)          (2,690)          (2,644)          (4,074)
                                                 --------------------------        --------------------------
Total net income before extraordinary item       $(133,012)       $ (19,418)       $(190,488)       $ (18,296)
                                                 ==========================        ==========================


NOTE 12. LEGAL PROCEEDINGS

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

   On January 16, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action ("Ferrari Plaintiffs") also seek damages of an unspecified amount.

   On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, to June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action ("Nevius Plaintiffs") seek damages of an unspecified amount.

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint with leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. The defendants' motion to dismiss was heard on June 7, 1999. On March 2, 2000, the court granted the defendants' motion to dismiss the consolidated complaint as to both the Ferrari Plaintiffs and the Nevius Plaintiffs. The Ferrari Plaintiffs were not given leave to amend their complaint and are precluded from refiling their complaint. The court gave the Nevius Plaintiffs leave to file an amended complaint and the Nevius Plaintiffs have filed a second amended complaint.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

   Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards fewer average head gimbal assemblies ("HGA") per headstack assembly ("HSA") and competitive pricing pressure will continue through fiscal 2000; the Company's expectation that GMR products will account for a majority of net sales during fiscal 2000; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 2000; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near term; the Company's plan to acquire approximately $80 million in capital equipment during fiscal 2000, including potential acquisition of certain assets through operating leases; the Company's belief that with either renegotiation of its existing credit facilities, negotiation of new credit facilities with other lenders, or issuance of additional equity securities or other financial instruments will provide the Company with sufficient funding for its operations for the next twelve months; the Company plans to pursue opportunities to continue to improve the efficiency of its operations, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

   Some factors that could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses and other working capital needs; the Company's ability to obtain waivers or amendments to the bank covenants in its current credit facilities or, if unsuccessful, the Company's ability to negotiate new credit facilities with other lenders or issue additional equity securities or other financial instruments; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

LIQUIDITY AND CAPITAL RESOURCES

   As of the end of Q2 fiscal 2000, the Company had cash and investments of $97.1 million, total assets of $551.2 million and total liabilities of $476.1 million.

   For the six months ended March 31, 2000, the Company used $50.9 million in cash from operations. The negative cash flow from operating activities was primarily attributed to a net loss from operations of $31.8 million, a non-cash extraordinary gain on the conversion of the 6.5% subordinated notes of $158.7 million, a net increase in accounts receivable of $28.6 million and a net increase in inventory of $16.5 million, partially offset by depreciation and amortization expenses of $86.9 million, non-cash portion of restructuring expenses of $114.8 million, and an increase in accounts payable and accrued liabilities of $32.1 million.

   In February 2000, the Company filed a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345.0 million of 6.5% convertible subordinated notes. The Company also offered additional 10% subordinated convertible notes for cash. The exchange offering was completed on March 15, 2000. Approximately $325.2 million in aggregate principal value of the company's 6.5% convertible subordinated notes due 2004, or approximately 94% of the total, were tendered in the exchange offer. As the result of this debt conversion, the Company recognized $158.7 million of extraordinary gain, net of no taxes, in the fiscal quarter ended March 31, 2000.

   In addition, the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes to bondholders who participated in the exchange. Interest on the 10% subordinated convertible notes is payable in cash or, at the Company's option, in common stock, payable on March 1 and September 1 of each year until maturity on September 1, 2004. The exchange offer gives the Company the option to automatically convert the exchange notes on or prior to maturity if the common stock price has exceeded 200% of the conversion price of $4.51 for at least 20 trading days during a 30-day trading period ending five trading days prior to the notice of automatic conversion.

   As of the end of Q2 fiscal 2000, approximately $5.6 million of the 10% subordinated convertible notes have converted to equity and approximately $218.2 million of the 10% convertible subordinated notes were outstanding and approximately $19.8 million of the 6.5% convertible subordinated notes were outstanding. As of April 21, 2000, an additional $15.5 million of the 10% subordinated convertible note had converted to equity.

   Accounts receivable, net increased by $28.6 million due to a greater percentage of the Q2 fiscal 2000 net sales were toward the latter half of the quarter and higher net sales during the three-months ended March 31, 2000 as compared to the three month period ended September 30, 1999. Days' sales outstanding, a financial ratio to measure accounts receivable turnover rate, also increased by 4.2 days in Q2 fiscal 2000 as compared to Q4 fiscal 1999.

   Net inventories, net of write-off related to restructuring, increased by $16.5 million during the six months ended March 31, 2000. The increase was primarily due to higher manufacturing activity (work-in-process) to meet the demand of the next generation GMR products, and higher finished good inventory due to higher forecasted unit shipments for the third quarter of fiscal 2000 as compared to the first quarter of fiscal 2000.

   Accounts payable and accrued liabilities increased by $32.1 million during the six months ended March 31, 2000. The increase was mainly due to higher production volume for the latter half of the fiscal quarter ended March 31, 2000, as compared to the comparable period in the fourth quarter of fiscal 1999 and an additional $11.4 million related to the restructuring charge in the current period, as well as longer payment terms with vendors.

   For the six months ended March 31, 2000, the Company received $58.1 million in net cash from its investing activities. The Company received $109.2 million in cash from net sales of "available-for-sale" investments. The Company's business is highly capital intensive. During the six months ended March 31, 2000, the Company incurred capital expenditures of approximately $51.2 million. Capital expenditures have primarily been made to upgrade and replace existing equipment in Thailand and for wafer production in the United States to support new manufacturing processes and new technologies. The Company's plan for capital equipment purchases during fiscal 2000 is approximately $80 million. However, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of March 31, 2000, total commitments for construction or purchase of capital equipment were approximately $37.0 million. The Company expects to fund such commitments from available cash and cash equivalents, or other future financing activities.

   Cash used in financing activities was $27.2 million for the six months ended March 31, 2000, of which payments on the revolving line of credit were $85.0 million, payments on the term loan were $6.3 million, and other payments on debt were $2.5 million, partially offset by proceeds from the new 10% convertible subordinated notes of $54.2 million, additional borrowings from Industrial Finance Corporation of Thailand ("IFCT") of $9.5 million, proceeds from short-term borrowings of $2.5 million, and issuance of common stock of $0.8 million. Additionally, $13.3 million of Read-Rite SMI ("RRSMI") debt was converted to RRSMI equity by Sumitomo Metal, Incorporated ("SMI"), the minority interest shareholder. This infusion had no impact on the ownership interest of RRSMI, the joint venture between SMI and the Company.

   At the end of the second quarter of fiscal 2000, the Company had a $65 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. The facility, which expires on October 2, 2001, consists of a $50 million term loan and a $15 million revolving line of credit, of which $36.2 million of the term loan and $15 million revolving line of credit were outstanding as of the end of fiscal Q2 2000. The term loan provides for quarterly principal payments and the facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. The credit facility provides for interest payments which vary based on Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the first and second quarter of fiscal year 2000 resulted in the Company not maintaining certain financial covenants required by the credit facility. In January 2000, the Company and the banks agreed to a Waiver, Forbearance and Fifth Amendment to Credit Facility, which terminates May 25, 2000 but can be extended to August 25, 2000 under certain conditions. The Waiver, Forbearance and Fifth Amendment permitted the Company to make an exchange offer and consummate the transaction. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. However, there can be no assurance that the Company will be able to obtain additional waivers extending beyond May 25, 2000.

   On March 27, 2000, the Company completed a four-year loan agreement with Industrial Finance Corporation of Thailand ("IFCT"). The Company received approximately $9.5 million and has the potential to borrow an additional $10.5 million based upon equipment receipts. The loan will mature on March 15, 2004 and has scheduled principal payments due in installments beginning March 15, 2001 with interest payable every six months. Interest rate is based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The loan is secured by various fixed assets of Read-Rite ("Thailand") Company Limited ("RRT") and a guarantee by Read-Rite Corporation.

   The Company will continue its efforts to align its cost structure and cash flow in the near term. The Company has accepted a proposal for a refinancing option and has begun the due diligence process. There can be no assurance the Company can obtain required financing on terms and conditions acceptable or favorable to the Company. Failure to obtain additional financing on terms and conditions acceptable to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

RESULTS OF OPERATIONS

NET SALES

   Net sales were $154.5 million and $269.0 million for the three and six-month periods ended March 31, 2000, respectively, compared to net sales of $206.2 million and $436.4 million for the comparable periods in fiscal 1999. Net sales for the current three-month period ended March 31, 2000 were adversely impacted by lower unit sales for head stack assemblies ("HSAs"); the disk drive industry's trend towards fewer heads per disk drive; and competitive pricing pressure in the hard disk drive and component industry.

   The decrease in the Company's net sales for the first six months of fiscal 2000 compared to the comparable period in fiscal 1999 was primarily attributable to a substantial decrease in unit sales volume and average selling price ("ASPs") for HGAs and HSAs. Read-Rite shipped 17.4 million and 28.5 million recording heads (including recording heads shipped in HSAs and Tape Heads), and
3.9 million and 6.7 million HSAs, for the three and six month periods ended March 31, 2000, respectively. In fiscal 1999, the Company shipped 19.3 million and 42.0 million recording heads, and 4.3 million and 8.5 million HSAs, for the three and six month periods ended March 31, 1999, respectively. The decrease in unit shipments was the result of the Company's limited participation on its customers' first generation GMR products during the first quarter of fiscal 2000 and the overall reduction in the number of heads per disk drive. HGA and HSA ASPs decreased by 10.6% and 26.5%, respectively, for the first six months of fiscal 2000 due to competitive pricing pressure in the disk drive and components industries and the trend towards fewer heads per disk drive. The number of HGAs per HSA decreased 17.4% in the current six-month period compared to the comparable six-month period in fiscal 1999. The trend towards fewer HGAs per HSA is the main reason for the decrease in HSA ASPs. The Company expects product pricing to stabilize throughout the hard disk drive industry in fiscal 2000.

   For the six-month period ended March 31, 2000, a substantial majority of the Company's net sales were derived from GMR products which is consistent with the Company's strategy to transition its production to GMR recording heads. After being a limited participant of the first generation GMR products, the Company made a successful recovery in Q2 fiscal 2000 in obtaining customer qualifications of the industry's next generation GMR products. Net sales generated from GMR products increased to $222.0 million for the six-month period ended March 31, 2000, from net sales of $0.9 million for the comparable period in fiscal 1999. The Company's largest volume GMR product platform for the six-month period ended March 31, 2000 consisted of recording heads for 10.2 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of GMR products was more than offset, however, by the decrease in net sales of Magnetoresistive ("MR") products. Demand for MR products reduced substantially as the disk drive industry transitioned from MR technology to GMR technology. Net sales generated from MR products decreased to $17.0 million for the six-month period ended March 31, 2000, from net sales of $402.4 million for the comparable period in fiscal 1999.

   The Company's product mix continued to be predominately made up of HSAs, as net sales of HSAs accounted for 71% and 73% of total net sales for the three and six month periods ended March 31, 2000, respectively, compared to 79% and 78% of total net sales for the comparable periods in fiscal 1999. Net sales of HGAs accounted for 23% and 21% of total sales for the three and six month periods ended March 31, 2000, respectively, compared to 18% and 19% of total net sales for the comparable periods in fiscal 1999. As discussed in the "Gross Margin" section, HGAs typically have a higher gross margin, as a percentage of sales, than HSAs. The Company expects this positive shift of product mix from HSA's to HGA's to continue in fiscal 2000.

   The Company's three largest customers, Maxtor, Western Digital and Samsung accounted for an aggregate of 87% and 85% of net sales for the three and six month periods ended March 31, 2000, respectively, compared to 86% and 88% of net sales for the comparable periods in fiscal 1999. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

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

   The Company's gross margin (loss) was (14.5%) and (19.9%) of net sales for the three and six month periods ended March 31, 2000, compared to gross margin of 5.5% and 10.6% of net sales, for the comparable periods in fiscal 1999. In the three month period ended March 31, 2000, the Company incurred a $4.2 million special charges to cost of sales. These special charges are related to the Company's effort to consolidate its wafer fab operations. Without these special charges, the gross margin (loss) would be (11.8%) and (18.4%) of net sales for the three and six-month periods ended March 31, 2000. The decline in gross margin for the three and six month periods ended March 31, 2000 as compared to the comparable periods in fiscal 1999 was attributable to lower unit sales, which resulted in the under utilization of the Company's facilities and higher fixed costs per unit, and the substantial decrease in ASPs for HGAs and HSAs. For further detail, see "Net Sales" section of this report.

OPERATING EXPENSES

   Research and development ("R&D") expenses were $19.1 million and $38.3 million for the three and six-month periods ended March 31, 2000, respectively, compared to R&D expenses of $23.8 million and $47.5 million for the comparable period in fiscal 1999. The decrease in R&D expenses can be attributed to the Company's continued cost containment efforts to align its cost structure with current industry conditions and the improved operational efficiencies. With the consolidation of the Company's wafer fab operation in Q3 of fiscal 2000, the Company expects the decrease in R&D expenses to continue in fiscal 2000.

   From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the three and six month periods ended March 31, 2000, no development funding was offset against R&D expenses, compared to funded R&D of $2.0 million and 2.8 million for the comparable period in fiscal 1999.

   Selling, general & administrative ("SG&A") expenses were $7.1 million and $13.7 million for the three and six month periods ended March 31, 2000, respectively, a decrease from SG&A expenses of $7.5 million and $14.8 million for the comparable periods in fiscal 1999. The decreases in SG&A expenses can be attributed to the reduction in the Company's worldwide headcount in the third quarter of fiscal 1999 and continued cost containment efforts. The Company expects a continued decrease in SG&A expenses in fiscal 2000.

RESTRUCTURING COSTS

   During the quarter ended March 31, 2000, the Company incurred restructuring costs of $122.1 million. The restructuring costs are primarily associated with the Company's decision to consolidate its wafer fab and head stack operations. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, together with the Company's efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company will dissolve its joint venture, RRSMI, with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company will establish a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. It is the Company's intention to transition some of the products currently designed and manufactured in Japan to the Company's wafer fab facility in Fremont, with the remaining products to be completed in Japan prior to the transition. The Company expects this transition from Japan wafer fab to the Fremont wafer fab to be completed by the fourth quarter of the current fiscal year.

   In addition, the Company is consolidating its Philippine head stack operations into its operations in Thailand, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. The consolidation is expected to reduce fixed costs, improve manufacturing cycle time, and provide faster response to customer changes. The Company's tape head operations will remain in the Philippines.

   In conjunction with the Company's consolidation effort, an additional $8.0 million of restructuring charge is anticipated to be incurred in Q3. The Q3 charges are expected to be primarily related to severance payments to employees who were notified during Q3.

   The total restructuring costs of $130.1 million include the write-down of excess and obsolete equipment of $113.5 million, $8.5 million for severance payments to terminated employees, $7.1 million for the payment of lease obligations and $1.0 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,680 employees and 120 contractors were terminated, of which approximately 2,880 and 100 were engaged in manufacturing activities in Japan and the Philippines, respectively.

NON-OPERATING EXPENSES

   Interest expense was $7.7 million and $16.6 million for the three and six month periods ended March 31, 2000, respectively, an increase over interest expense of $6.9 million and $14.3 million for the comparable periods in fiscal 1999. The increase in interest expense for the current periods was mainly due to the higher average debt balance and higher interest rate on outstanding debts.

   Interest income and other, net was $0.9 million and $5.5 million for the three and six month periods ended March 31, 2000, compared to $0.4 million and ($0.6) million for the comparable periods in fiscal 1999. The increases in interest income and other, net for the current periods were primarily due to the gain on sale of an option on certain real estate, the gain on the sale of certain real estate in the U.S. and a higher average investment balance and higher interest rate earned on investments. The increases were also due to the lower foreign currency exchange loss incurred in the three and six-month periods ended March 31, 2000, compared to the comparable periods in fiscal 1999.

   The Company did not provide for an income tax benefit during the three and six-month periods ended March 31, 2000 and 1999 primarily due to losses in the U.S. and foreign jurisdictions for which no current benefit if available.

YEAR 2000 READINESS DISCLOSURE

   As of April 2000, the Company has completed all year 2000 readiness work and has not experienced any material negative effects related to Year 2000 issues. The Company will continue to monitor all systems for Year 2000 related concerns. The costs incurred by the Company during fiscal 2000 related to its Year 2000 readiness program were less than $0.5 million and cumulative cost to date have been less than $2.5 million.

CERTAIN ADDITIONAL BUSINESS RISKS

   The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

FLUCTUATIONS IN OPERATING RESULTS

   The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices of the Company's products; low product manufacturing yields; changes in product mix and increased operating costs associated with the ramp up of production as capacity is added, under-utilization of capacity if demand is less than anticipated, increased material costs, or material or equipment unavailability; disruptions in foreign operations; and vertical integration for one of the Company's key customers, which resulted in reduction in demand for the Company's products. In addition, the Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs.

   For example, in the last three quarters of fiscal 1999 and in fiscal 1998, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs and increased unit costs due to under-utilization of production capacity. As a consequence, the Company experienced a significant reduction in net sales, gross margin, and incurred significant losses.

RAPID TECHNOLOGICAL CHANGE

   Technology changes rapidly in the Company's industry. These rapid changes require the Company to both address obsolescence of old technologies and anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of fiscal 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition to GMR technology and a decrease in customer demand.

   For the Company to maintain its market position, the Company must continually, and in a timely manner, improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards fewer, larger programs, and as competition for this limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

   During fiscal 2000, the Company intends to continue investing significant resources in GMR product development and manufacturing equipment, as evidenced by the Company's data storage demonstration in April 2000 of GMR heads at an areal density of 50.2 gigabits per square inch, or over 70 gigabits per 3.5-inch disk. The Company expects to incorporate this advanced technology into volume production in fiscal year 2002. The Company anticipates the majority of its sales for fiscal 2000 will be derived from sales of GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing GMR heads at acceptable manufacturing yields necessary to achieve consistent design-in wins on its customers' new product programs.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

   The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated during the latter half of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited participation on its customers' first generation GMR products. The result of these variations had a materially adverse effect on the Company's business, financial condition and results of operations.

   The Company's three largest customers, Maxtor, WD and Samsung, accounted for an aggregate of 85% of net sales during the six-month period ended March 31, 2000, during which the Company shipped HGAs in volume for four customers, HSAs in volume for four customers and tape head products in volume for four customers. Given the small number of disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations, as demonstrated by the significant reduction in the level of the Company's business in the latter half of fiscal 1999 and in fiscal 1998.

   This dependence upon a limited number of customers means that acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations. In October 1998, Quantum and MKE announced that its joint venture to manufacture MR recording heads for rigid disk drives was dissolved, and MKE retained the slider fabrication and HGA assembly factory. MKE is currently still operating this facility. As such, there are no assurances MKE will not re-enter the wafer fabrication business and become a full line manufacturer, which could impact the Company's ability to supply HGAs to Quantum again in the future.

   Finally, in January 2000, Western Digital Corporation ("WD") announced its exit from the enterprise hard disk drive business. This decision will have minimal effect on the Company's net sales to WD, as the Company's net sales to WD's enterprise division is less than 5% of the Company's total net sales to WD. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could result in a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

   The disk drive industry is intensely competitive, both at the drive level and the component level, and is characterized by short product life cycles and substantial price declines over the life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of new technologies and pricing for products incorporating such technology. Other significant factors are customer support, product quality, and the ability to reach volume production rapidly and at an acceptable yield rates. Failure to execute with respect to any of these factors would likely have a material adverse effect on the Company's net sales and gross margin.

   Japanese competitors such as TDK, Alps, and Yamaha have been aggressively competing for business in the United States and in Japan, specifically targeting the market for GMR. In November 1999, Yamaha announced its exit from the HDD recording head market effective in March 2000. On January 7, 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the Bankruptcy Code and effectively ceased operations. In April 2000, TDK/SAE announced the acquisition of Headway Technologies. With these recent events, IBM is now the Company's sole domestic competitor. Fujitsu, Hitachi, IBM, Seagate and other disk drive manufactures with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. The Company's competitive position could be materially and adversely affected if one or more of these competitors are successful in marketing GMR products in the merchant market in volume quantities at competitive pricing.

   In its HSA business, the Company must compete against merchant HSA manufacturer such as TDK/SAE in China, and must also maintain a competitive cost structure as compared to manufacturers such as Kaifa in China and Tandon in India. There may also be certain government incentives in their respective countries that could reduce their operating costs, which could lead these competitors to continue to decrease HSA selling prices. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Accordingly, there can be no assurance that the Company will be able to compete successfully with its customers' own HSA capacity, or with existing or new HSA manufacturers.

   Finally, the development and advancement of technologies such as pico sliders, GMR and spin dependant tunneling will continue to be demanded by customers during fiscal 2000 and beyond. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. Also, certain companies are developing alternative data storage technologies such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

   The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1999 of $101.0 million, and plans to spend approximately $80 million in fiscal 2000, and may acquire certain of those capital assets through capital or operating leases. As of March 31, 2000, total commitments for construction or purchase of capital equipment were approximately $37.0 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods when net sales declined quarter to quarter.

COMPLEX MANUFACTURING PROCESSES

   The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields, and as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever increasing process complexity of manufacturing MR and GMR products, and by the compression of product life cycles, which requires the Company to bring new products on line faster and for shorter periods while maintaining acceptable manufacturing yields and quality, without, in many cases, reaching the longer-term, higher volume manufacturing cycle, which is conducive to higher manufacturing yields and declining costs.

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

INVENTORY RISKS

   Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs, and the Company's limited remedies in the event of program cancellations, the Company may be required to take significant inventory charges if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

   The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get their products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed have unpredictable, and typically very short, life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit their purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from their end customer, they will not pull inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk. To help offset this risk, the Company has implemented the JIT inventory management tool with several of its suppliers. Certain customers have on occasion canceled or materially modified outstanding purchase orders with the Company without significant penalties. For example, the Company experienced significant cancellations during the first two quarters of fiscal 1998, as a result of which the Company incurred charges for inventory obsolescence, which materially and adversely affected the Company's operating results.

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

   In addition, several countries where the Company has operations, including Japan, Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, this factor will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars.

   In the second quarter of fiscal 2000, the Company announced the decision to consolidate its wafer fab in Japan and its head stack operations in the Philippines. See the discussion under "Restructuring Costs".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information contained in Part II, Item 7A of the Form 10-K for the year ended September 30, 1999 under the heading "Quantitative & Qualitative Disclosures About Market Risk" is hereby incorporated by reference in this Form 10-Q.

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

   On January 16, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains virtually identical factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action ("Ferrari Plaintiffs") also seek damages of an unspecified amount.

   On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2, to June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action ("Nevius Plaintiffs") seek damages of an unspecified amount.

   On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On January 29, 1998, plaintiffs filed a consolidated complaint in the Consolidated Action. On August 12, 1998, the court granted defendants' motion to dismiss the consolidated complaint with leave to amend. On January 11, 1999, plaintiffs filed a first amended complaint. On March 2, 1999, defendants moved to dismiss the first amended complaint with prejudice. The defendants' motion to dismiss was heard on June 7, 1999. On March 2, 2000, the court granted the defendants' motion to dismiss the consolidated complaint as to both the Ferrari Plaintiffs and the Nevius Plaintiffs. The Ferrari Plaintiffs were not given leave to amend their complaint and are precluded from refiling their complaint. The court gave the Nevius Plaintiffs leave to file an amended complaint and the Nevius Plaintiffs have filed a second amended complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   The Company's 2000 Annual Meeting of Stockholders was held on Thursday, February 24, 2000 at the Company's Fremont, California manufacturing facility. At the meeting, 49,927,337 shares were entitled to vote and 47,605,674 shares were presented by proxy.

   (1) ELECTION OF THE BOARD OF DIRECTORS. A Board of Directors consisting of six directors to serve for the ensuing year or until their successors are duly elected and qualified. The following nominees for Board of Directors were elected:

       NAME OF NOMINEE                   VOTES CAST FOR           VOTES WITHHELD
       -------------------------------------------------------------------------
       Cyril J. Yansouni                 46,502,724               1,102,650
       William J. Almon                  46,665,245                 940,129
       Matthew J. O'Rourke               46,670,716                 934,658
       Robert M. White                   46,674,594                 930,780
       Michael L. Hackworth              46,664,711                 940,663
       Alan S. Lowe                      46,515,800               1,089,574

   (2) RATIFICATION OF INDEPENDENT AUDITORS. The Ratification of Independent Auditors provides for the appointment of Ernst & Young LLP as independent auditors for the Company for the 2000 fiscal year. The stockholder approved the Ratification of Independent Auditor with 47,304,998 voting in favor, 156,744 voting against and 143,632 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.61 Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

       27.1    Financial Data Schedule

   (b) Reports on Form 8-K

               On February 7, 2000, the Company filed a Form 8-K under Item 5 and Item 7 for the purpose of disclosing the Waiver, Forbearance and Fifth Amendment to Credit Agreement for its revolver and term loans with the banks, effective February 1, 2000.

               On March 13, 2000, the Company filed a Form 8-K under Item 5 and
               Item 7 for the purpose of disclosing the Company's amendment to the terms of its pending exchange offering of the convertible subordinate notes.


                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                         /s/      JOHN T. KURTZWEIL
                                         -------------------------------------
                                                    John T. Kurtzweil
                                            Senior Vice President, Finance and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBITS                          DESCRIPTION
   --------                          -----------
    10.61      Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

    27.1       Financial Data Schedule