Form 10-Q
period 2000-07-02
READ RITE CORP /DE/
filed 2000-08-16
CIK 819480

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________
                                   FORM 10-Q
                               ________________

       (Mark One)
            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 2, 2000

                                       OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________to__________
                        Commission file number: 0-19512

                                _______________

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

                                _______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]          No [_]

     On August 6, 2000, 61,957,208 shares of the registrant's common stock were issued and outstanding.


================================================================================

                                     INDEX

                                                                                                                         Page No.
                                                                                                                         --------
                                                 PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
             Consolidated Condensed Statements of Operations -- Three Months and Nine Months
               Ended June 30, 2000 and 1999.......................................................................            3
             Consolidated Condensed Balance Sheets -- June 30, 2000 and
               September 30, 1999.................................................................................            4
             Consolidated Condensed Statements of Cash Flows -- Nine Months Ended
               June 30, 2000 and 1999.............................................................................            5
             Notes to Consolidated Condensed Financial Statements.................................................            6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations................           11
Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................................           21

  PART II. OTHER INFORMATION
Item 1.      Legal Proceedings....................................................................................           22
Item 4.      Submission of Matters to a Vote of Stockholders......................................................           22
Item 6.      Exhibits and Reports on Form 8-K.....................................................................           23
             Signature............................................................................................           23

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                     THREE MONTHS ENDED             NINE MONTHS  ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   2000              1999           2000              1999
                                             -------------    --------------    -------------    --------------

                Net sales                        $ 140,904         $ 174,766        $ 409,883         $ 611,141
                Cost of sales - on net sales       152,628           193,421          470,978           583,680
                Cost of sales - special              3,955                --            8,142                --
                charges
                                             -------------    --------------    -------------    --------------
                Gross margin (loss)                (15,679)          (18,655)         (69,237)           27,461
                Research & development              14,951            24,677           53,220            72,192
                Selling, general &                   5,289             7,045           18,980            21,838
                administrative
                Restructuring costs                  8,033            37,685          130,119            37,685
                                             -------------    --------------    -------------    --------------
                Total operating expenses            28,273            69,407          202,319           131,715
                                             -------------    --------------    -------------    --------------
                Operating loss                     (43,952)          (88,062)        (271,556)         (104,254)
                Interest income (expense)           (6,594)           (5,905)         (17,678)          (20,819)
                and other, net
                                             -------------    --------------    -------------    --------------
                Loss before income taxes,
                minority
                interest and extraordinary         (50,546)          (93,967)        (289,234)         (125,073)
                item
                Provision (benefit) for                 --           (25,879)              --           (25,970)
                income taxes
                Minority interest in net
                loss of
                consolidated subsidiary                (34)          (10,793)         (48,234)          (23,512)
                                             -------------    --------------    -------------    --------------
                Loss before extraordinary          (50,512)          (57,295)        (241,000)          (75,591)
                item
                Extraordinary item - Gain on
                debt conversion, net of no              --                --          158,720                --
                taxes
                                             -------------    --------------    -------------    --------------
                Net loss                          ($50,512)         ($57,295)        ($82,280)         ($75,591)
                                             =============    ==============    =============    ==============
                 Earnings (loss) per basic
                and diluted share
                before extraordinary item           ($0.88)           ($1.16)          ($4.60)           ($1.53)
                Basic and diluted net loss
                per share                           ($0.88)           ($1.16)          ($1.57)           ($1.53)
                                             =============    ==============    =============    ==============
                Shares used in per share
                computations:
                Basic and diluted                   57,081            49,540           52,326            49,245

   See accompanying notes to the consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                        ASSETS
                                                                                           June 30,     September 30,
                                                                                             2000            1999
                                                                                           ----------      ----------
                                                                                           (Unaudited)         (a)
Current assets:
Cash and cash equivalents................................................................  $   46,470      $   80,547
Short-term investments...................................................................      34,078         145,856
Accounts receivable, net.................................................................      62,699          45,981
Inventories..............................................................................      32,419          31,186
Prepaid expenses and other current assets................................................       7,396           6,049
                                                                                           ----------      ----------
          Total current assets...........................................................     183,062         309,619
Property, plant and equipment............................................................   1,236,866       1,236,880
Less: Accumulated depreciation...........................................................     936,819         779,691
                                                                                           ----------      ----------
  Property, plant and equipment, net.....................................................     300,047         457,189
Other assets.............................................................................      16,444          17,682
                                                                                           ----------      ----------
          TOTAL ASSETS...................................................................  $  499,553      $  784,490
                                                                                           ==========      ==========

                                          LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                                                SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowing.....................................................................  $       --      $   10,521
Accounts payable.........................................................................      68,906          71,397
Accrued compensation and benefits........................................................      25,489          26,052
Other accrued liabilities................................................................      38,529          34,909
Accrued restructuring charges............................................................      12,669             437
Current portion of long-term debt and capital lease obligations..........................      50,249         147,589
                                                                                           ----------      ----------
          Total current liabilities......................................................     195,842         290,905
Convertible subordinated notes...........................................................     222,228         345,000
Other long-term debt and capital lease obligations.......................................      30,350          16,668
Other long-term liabilities..............................................................       4,929           5,781
                                                                                           ----------      ----------
          Total liabilities..............................................................     453,349         658,354
                                                                                           ----------      ----------
Minority interest in consolidated subsidiary.............................................      11,997          41,927
Stockholders' equity:
Common stock, $0.0001 par value..........................................................           5               5
Additional paid-in capital...............................................................     400,850         369,274
Accumulated deficit......................................................................    (366,587)       (284,308)
Accumulated other comprehensive income (loss)............................................         (61)           (762)
                                                                                           ----------      ----------
          Total stockholders' equity.....................................................      34,207          84,209
                                                                                           ----------      ----------
          TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
            SUBSIDIARY AND STOCKHOLDERS' EQUITY..........................................  $  499,553      $  784,490
                                                                                           ==========      ==========

__________

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 1999.

   See accompanying notes to the consolidated condensed financial statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                     Nine Months Ended
                                                                                                         June  30,
                                                                                               -----------------------------
                                                                                                 2000                1999
--------- -----------
OPERATING ACTIVITIES
Net loss..............................................................................         $ (82,280)        $   (75,591)
Adjustments required to reconcile net loss to cash provided
  by (used in) operations:
  Depreciation and amortization.......................................................           125,182             141,800
  Extraordinary gain from debt conversion.............................................          (158,720)                 --
  Non-cash portion of restructuring and special charges...............................           118,829              29,732
  Interest expense paid in common stock...............................................             9,033                  --
  Minority interest in net loss of consolidated subsidiary............................           (48,234)            (23,512)
Changes in assets and liabilities:
  Accounts receivable.................................................................           (16,718)             30,439
  Inventories.........................................................................            (9,375)             10,253
  Prepaid expenses and other current assets...........................................            (1,347)              1,843
  Accounts payable and accrued liabilities............................................            15,460             (20,735)
  Other assets and liabilities, net...................................................                40               2,160
                                                                                               ---------         -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................................           (48,130)             96,389
                                                                                               ---------         -----------
INVESTING ACTIVITIES
Capital expenditures..................................................................           (76,428)            (74,469)
Maturities of available-for-sale investments..........................................           473,209           1,480,554
Purchase of available-for-sale investments............................................          (361,431)         (1,545,912)
                                                                                               ---------         -----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.................................            35,350            (139,827)
                                                                                               ---------         -----------
FINANCING ACTIVITIES
Payment of other long-term debt and capital lease obligations.........................          (103,658)            (54,980)
Proceeds from long-term debt..........................................................            74,177             122,000
Proceeds from short-term borrowing....................................................             2,546              20,933
Proceeds from issuance of common stock................................................             5,638               6,069
                                                                                               ---------         -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................           (21,297)             94,022
                                                                                               ---------         -----------
Net increase (decrease) in cash and cash equivalents..................................           (34,077)             50,584
Cash and cash equivalents at beginning of period......................................            80,547              62,444
                                                                                               ---------         -----------
Cash and cash equivalents at end of period............................................         $  46,470         $   113,028
                                                                                               =========         ===========
Supplemental disclosures of non-cash activities:
  Issuance of common stock under 401(k) plan..........................................         $     495         $       792
  Conversion of debt to common stock..................................................         $  21,371         $        --
  Conversion of joint venture debt to minority interest...............................         $  18,304         $    28,332

  See accompanying notes to the consolidated condensed financial statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. General

  Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September
30. The third quarters of fiscal 2000 and 1999 ended on July 2, 2000, and June 30, 1999, respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 is a fifty-three week fiscal year and the additional week is included in the quarter ended April 2, 2000. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included.
The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending September 30, 2000. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements included in its 1999 Annual Report on Form 10-K.

  The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended September 30, 1999 included in Form 10-K contained an explanatory paragraph, which indicated substantial doubt about the Company's ability to continue as a going concern. The Company has incurred operating losses and is out of compliance with certain financial covenants of its secured credit facility with its lenders. As of June 30, 2000, the outstanding balance of the credit facility was $42.5 million, and is classified as a current liability. The Company and the banks have agreed to waive compliance on certain financial covenants through September 15, 2000. The Company is currently not in payment default under this credit facility and has continued to pay all principal, interest charges and other fees as they become due. However, there can be no assurance that the Company will be able to obtain additional waivers extending beyond September 15, 2000. The Company has signed a commitment letter for a refinancing option and has begun the documentation process. There can be no assurance the Company can obtain required financing on terms and conditions acceptable or favorable to the Company. Failure to obtain additional financing on terms and conditions acceptable to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

  The Company will continue its efforts to align its cost structure and cash flow in the near term.

  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is still assessing the impact of SAB 101 on its consolidated results of operations, financial position and cash flows. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is still assessing the impact of FIN 44 on its consolidated results of operations, financial position, and cash flows.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will be adopted by the Company for its fiscal year 2001. The Company is still assessing the impact of the adoption of SFAS 133 on its financial statements and related results.

Note 2. Inventories

  Inventories consisted of the following at (in thousands):

                                                       June 30,   September 30,
                                                         2000         1999
                                                       -------      -------
                    Raw material................       $ 3,574      $ 5,692
                    Work-in-process.............        26,755       19,624
                    Finished goods..............         2,090        5,870
                                                       -------      -------
          Total inventories.........                   $32,419      $31,186
                                                       =======      =======

Note 3. Net Income (Loss) Per Share
-----------------------------------

  Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures, unless they are antidilutive.

  For periods in which the Company had a net loss before extraordinary item, the basic and diluted net loss per share is computed using only the weighted average number of shares of common stock outstanding during the period.

  As of June 30, 2000, incremental common shares attributable to the issuance of 384,597 shares under stock option plans and the assumed conversion of the Company's convertible subordinated debentures of 45 million shares were not included in the diluted earnings per share computation because the effect would be antidilutive.

Note 4. Customer Concentration

  The Company's four largest customers accounted for 89% of net sales during the nine-month period ended June 30, 2000. Given the small number of disk drive and tape drive manufacturers who require an independent source of recording head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, has had and could continue to have a material adverse effect on the Company's business, financial condition, and results of operations. The Companies four largest customers are Maxtor, Quantum, Samsung and Western Digital.

Note 5. Cost of Sales Special Charges

  During the three- and nine-month periods ended June 30, 2000, the Company wrote-off $4.0 million and $8.1 million of excess or obsolete inventories as part of the closure of the Company's wafer fab in Japan and the closure of head stack assembly operations in the Philippines and the re-location of those operations to Thailand. Factory efficiency improvements made the closure and consolidation of the Company's wafer fab and assembly operations necessary to align the Company's cost structure with current industry conditions.

Note 6. Restructuring Costs - Fiscal Year 2000

  During the three- and nine-month periods ended June 30, 2000, the Company incurred restructuring costs of $8.0 million and $130.1 million, respectively. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, the Company's efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company will dissolve its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company has established a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products currently designed and manufactured in Japan should be completed by the fourth quarter of the current fiscal year.

  In addition, the Company has closed its Philippine head stack operations, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provide a faster response to customer changes through improvement in manufacturing cycle time. The Company's tape head operations remains in the Philippines.

  The following table reflects the total restructuring charge in fiscal 2000 (amount in thousands):

                                              Facilities and                         Lease
                                                 Equipment         Severance      Commitments        Other        Total
                                              ---------------------------------------------------------------------------
  Q2 Restructuring charge                     $   113,567         $      678     $     7,055        $   786     $ 122,086

  Write-off and  Write-downs                     (110,567)                 -               -           (120)     (110,687)
                                              ---------------------------------------------------------------------------

  Reserve balance as March 31, 2000                 3,000                678           7,055            666        11,399

  Q3 Restructuring charge                               -              7,833               -            200         8,033

  Cash charges                                       (111)            (5,279)           (779)          (594)       (6,763)
                                              ---------------------------------------------------------------------------
  Reserve balance as of June 30, 2000         $     2,889         $    3,232     $     6,276        $   272     $  12,669
                                              ---------------------------------------------------------------------------

  Total restructuring charge incurred was $130.1 million, of which $74.0 million was related to the dissolution of the Company's joint venture with SMI in Japan. The $74.0 million restructuring charge incurred by the dissolution was for the write-off and disposition of equipment ($63.9 million), payments for future lease commitments ($7.0 million), severance ($2.3 million) and other expenses associated with the restructuring ($0.8 million). The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,710 employees and 120 contractors were terminated. Of the 3,830 terminations, approximately 3,420 and 215 were engaged in manufacturing activities in Japan and the Philippines.
Restructuring charges related to severance are taken during the period the employees are notified, therefore, $8.0 million of severance related payments were charged in Q3 of the current fiscal year. The net effect, after minority interest, for the total restructuring charge is $93.1 million, of which $37.0 million is related to the dissolution of RRSMI.

  The Company anticipates the fiscal year 2000 restructuring effort will be substantially complete by the end of fiscal 2000 and will produce an estimated annual cost savings of $60-80 million.

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

  During the first half of fiscal 2000, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual lease commitment charges incurred through December 31, 1999, the Company estimates future costs for lease commitments would be more than previously estimated and other expenses related to the restructuring plan would be less than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of June 30, 2000, all of the Company's restructuring activities relating to the fiscal 1999 restructuring had been completed.

  The following table reflects the 1999 restructuring charge (amount in thousands):

                                             Facilities and                         Lease
                                                Equipment         Severance      Commitments        Other        Total
                                             ---------------------------------------------------------------------------
          Restructuring charge               $    29,732         $    4,451     $     3,104        $   398     $  37,685

          Write-off and Write-downs              (29,732)                 -               -              -       (29,732)

          Cash charges                                 -            (4,451)          (3,013)            (52)      (7,516)
                                             ---------------------------------------------------------------------------

          Reserve balances as of
          September 30, 1999                           -                  -              91            346           437

          Change in reserve estimate                   -                  -             331           (331)            -

          Cash charges                                 -                  -            (422)           (15)         (437)
                                             ---------------------------------------------------------------------------
          Reserve balances as of
          March 31, 2000                     $         -         $        -     $         -        $     -     $       -
                                             ---------------------------------------------------------------------------

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

Note 8. Comprehensive Income (Loss)

  The components of comprehensive income (loss), net of related tax, are as follows (amount in thousands):

                                              Three Months Ended            Nine Months Ended
                                           ------------------------      ------------------------
                                             June 30,     June 30,         June 30,     June 30,
                                              2000         1999             2000         1999
                                           ------------------------      ------------------------
  Net income (loss)                        $    (50,512)  $ (57,295)     $    (82,280)  $ (75,591)

  Change in unrealized gain/(loss) on
    available-for-sale investments                  427          37               701          (1)
                                           ------------------------      ------------------------
  Comprehensive income/(loss)              $    (50,085)  $ (57,258)     $    (81,579)  $ (75,592)
                                           ========================      ========================

  Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the foreign currency translation adjustments.

Note 9. Debt

The Company has a $42.5 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. At June 30, 2000, $32.5 million of the term loan and $10.0 million revolving line of credit were outstanding. The term loan provides for quarterly principal payments and this facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. Borrowings under the revolving credit facility are based upon eligible receivable and cash balances of the Company. The credit facility provides for interest payments that vary based on a Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios, observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the cumulative losses for the first nine months of fiscal year 2000 resulted in the Company not maintaining certain financial covenants required by the credit facility. During the three months ended June 30, 2000, the Company repaid $5.0 million on the revolver portion of its credit facility, bringing the total repayment since Q3 of fiscal 1999 to $98.7 million. In response to these repayments, in May 2000, the Company and the banks agreed to a Waiver, Forbearance and Sixth Amendment to Credit Facility, which terminated on July 26, 2000. Subsequent to the quarter ended June 30, 2000, the Company and the banks agreed to a Waiver, Forbearance and Seventh Amendment to Credit Facility, which terminates September 15, 2000. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. However, as a result of the short-term nature of the waiver/amendment to the bank facilities, the Company has classified this secured credit facility as a current liability.

  In February 2000, the Company filed a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345 million of 6.5% convertible subordinated notes. The Company also offered additional 10% subordinated convertible notes for cash. The exchange offering was completed on March 15, 2000 and approximately $325.2 million in aggregate principal value of the Company's 6.5% convertible subordinated notes, or approximately 94% of the total, were tendered in the exchange offer for $162.6 million of the new 10% subordinated convertible notes. In addition, the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes. Interest on the 10% subordinated convertible notes is payable in cash or, at the Company's option, in common stock at a rate of 10% per year, payable on March 1 and September 1 of each year until maturity on September 1, 2004. The new 10% convertible subordinated notes are senior to the 6.5% convertible subordinated notes. As of June 30, 2000, 3,768,148 shares of common stock had been issued upon conversion of $30.4 million of the 10% convertible subordinated notes. This exchange offer also gives the Company the option to automatically convert the 10% convertible exchange notes on or prior to maturity if the common stock price has exceeded 200% of the conversion price of $4.51 for at least 20 trading days during a 30-day trading period ending five trading days prior to the notice of automatic conversion. By completing the exchange offer, long-term debt related to the subordinated convertible notes was reduced by approximately $108.4 million. The following table reflects the current year's activities for the 6.5% and 10% convertible notes (amount in thousands):


                                                  6.5% Convertible Notes               10% Convertible Notes              Total
                                                  -----------------------------------------------------------------------------
          Balance as of September 30, 1999        $         345,000                     $             -         $      345,000

          Exchange of notes                                (325,198)                            162,599               (162,599)

          Cash offer & underwriter's shares                       -                              61,198                 61,198

          Amount converted to equity during Q2                    -                              (5,595)                (5,595)

          Amount converted to equity during Q3                    -                             (15,776)               (15,776)
                                                  -----------------------------------------------------------------------------
          Balance as of June 30, 2000             $          19,802                     $       202,426         $      222,228
                                                  -----------------------------------------------------------------------------

  During the second quarter ended March 31, 2000, the Company completed a four-year $20 million loan agreement with Industrial Finance Corporation of Thailand ("IFCT"). The Company received approximately $10.5 million during the quarter ended June 30, 2000, bringing the total outstanding balance to $20 million.
The loan will mature on March 15, 2004 and has scheduled principal payments due in installments beginning March 15, 2001 with interest payable every six months. The interest rate is based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The loan is secured by various fixed assets of Read-Rite (Thailand) Company Limited ("RRT") and a guarantee by Read-Rite Corporation.

Note 10. Segment Information

  The Company has two operating segments, hard disk drive and tape head. However, only the hard disk drive segment is a reportable segment under the criteria of SFAS No. 131. The Company designs, develops, manufactures and markets head gimbal assemblies, headstack assemblies, tape heads, and tape head assemblies for the hard disk drive and tape drive markets. The CEO evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not evaluate or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

Note 11. Legal Proceedings

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

  On January 16, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains similar factual allegations as the Ferrari State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action ("Ferrari Plaintiffs") also seek damages of an unspecified amount.

  On May 19, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleges that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2 to June 19, 1996, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action ("Nevius Plaintiffs") seek damages of an unspecified amount.

  On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On March 2, 2000, the court dismissed the Ferrari Plaintiffs' claims without leave to amend, and dismissed the Nevius Plaintiffs' claims with leave to amend. On May 8, 2000 the Nevius plaintiffs filed a Second Amended Complaint, and on May 31, defendants moved to dismiss that complaint. That motion is scheduled to be heard on September 18, 2000.

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

Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the trend towards fewer average head gimbal assemblies ("HGA") per headstack assembly ("HSA") and competitive pricing pressure will continue through fiscal 2000 and into fiscal 2001; the Company's expectation that GMR products will account for a majority of net sales during fiscal 2000; the Company's expectation that manufacturing cycle time will be further reduced in fiscal 2000; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company's expectation that selling, general and administrative expenses will not increase significantly in absolute dollars in the near term; the Company's plan to acquire approximately $90 million in capital equipment during fiscal 2000, including potential acquisition of certain assets through operating leases; the Company's belief that with either renegotiation of its existing credit facilities, negotiation of new credit facilities with other lenders, or issuance of additional equity securities or other financial instruments will provide the Company with sufficient funding for its operations for the next twelve months; the Company's expectation that the 2000 restructuring will result in an annual cost savings of $60-80 million; the Company plans to pursue opportunities to continue to improve the efficiency of its operations, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II, Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

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

Liquidity and Capital Resources

  As of the end of Q3 fiscal 2000, the Company had cash and investments of $80.5 million, total assets of $499.6 million and total liabilities of $453.3 million.

  For the nine months ended June 30, 2000, the Company used $48.1 million of cash in operations. The negative cash flow from operating activities was primarily attributed to a net loss from operations of $82.3 million, a non-cash extraordinary gain on the conversion of the 6.5% subordinated notes of $158.7 million, minority interest in the net loss of consolidated subsidiary of $48.2 million, a net increase in accounts receivable of $16.7 million and a net increase in inventory of $9.4 million, partially offset by depreciation and amortization expenses of $125.2 million, non-cash portion of restructuring and special charges of $118.9 million, and an increase in accounts payable and accrued liabilities of $15.5 million.

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

  In addition, the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes to bondholders who participated in the exchange. Interest on the 10% subordinated convertible notes is payable in cash or, at the Company's option, in common stock, on March 1 and September 1 of each year until maturity on September 1, 2004. The exchange offer gives the Company the option to automatically convert the exchange notes on or prior to maturity if the common stock price has exceeded 200% of the conversion price of $4.51 for at least 20 trading days during a 30-day trading period ending five trading days prior to the notice of automatic conversion.

  As of June 30, 2000, approximately $21.4 million of the 10% subordinated convertible notes have converted to equity, approximately $202.4 million of the 10% convertible subordinated notes were outstanding and approximately $19.8 million of the 6.5% convertible subordinated notes were outstanding.

  Accounts receivable, net increased by $16.7 million due to higher net sales during the three months ended June 30, 2000, as compared to the three-month period ended September 30, 1999. There was no significant change in days sales outstanding, a financial ratio to measure accounts receivable turnover rate, in Q2 fiscal 2000 as compared to Q4 fiscal 1999.

  Net inventories, net of write-offs related to restructuring, increased by $9.4 million during the nine months ended June 30, 2000. The increase was primarily due to higher manufacturing activity (work-in-process) to meet the demand of the next generation GMR products. This increase was partially offset by reductions in both raw materials and finished goods.

  Accounts payable and accrued liabilities increased by $15.5 million during the nine months ended June 30, 2000. The increase was mainly due to higher production volume for the second half of the fiscal quarter ended June 30, 2000, as compared to the comparable period in the fourth quarter of fiscal 1999 and an increase in accrued interest on the outstanding bonds payable on September 1, 2000, as well as longer payment terms with vendors.

  For the nine months ended June 30, 2000, the Company received $35.4 million in net cash from its investing activities. The Company received $112 million in cash from net sales of "available-for-sale" investments. The Company's
business is highly capital intensive.   During the nine months ended June 30,
2000, the Company incurred capital expenditures of approximately $76.4 million. Capital expenditures have primarily been made to upgrade and replace existing equipment in Thailand and for wafer production in the United States to support new manufacturing processes and new technologies. The Company's plan for capital equipment purchases during fiscal 2000 is approximately $90 million. However, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of June 30, 2000, total commitments for construction or purchase of capital equipment were approximately $20.4 million. The Company expects to fund such commitments from available cash and cash equivalents, or other future financing activities.

  Cash used in financing activities was $21.3 million for the nine months ended June 30, 2000, of which payments on the revolving line of credit were $91.3 million, payments on the term loan were $10.0 million, and other payments on debt were $2.1 million, partially offset by proceeds from the new 10% convertible subordinated notes of $54.2 million, additional borrowings from Industrial Finance Corporation of Thailand ("IFCT") of $20.0 million, proceeds from short-term borrowings of $2.5 million, and issuance of common stock of $5.6 million. Additionally, $18.3 million of Read-Rite SMI ("RRSMI") debt was converted to RRSMI equity by Sumitomo Metal, Incorporated ("SMI"), the minority interest shareholder. This infusion had no impact on the ownership interest of RRSMI, the joint venture between SMI and the Company.

  At the end of the third quarter of fiscal 2000, the Company had a $42.5 million secured credit facility ("Credit Facility") with a syndicate of financial institutions. At June 30, 2000, $32.5 million of the term loan and $10.0 million revolving line of credit were outstanding. The term loan provides for quarterly principal payments and the facility is secured by the assets of the Company and 65% of the stock of the Company's international subsidiaries. The credit facility provides for interest payments that vary based on Base Rate plus an applicable margin. Additionally, the terms of the facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. The losses incurred by the Company in 1999 and the first, second and third quarters of fiscal year 2000 resulted in the Company not maintaining
certain financial covenants required by the credit facility.   In May 2000, the
Company and the banks agreed to a Waiver, Forbearance and Sixth Amendment to Credit Facility, which terminated July 26, 2000. Subsequent to quarter end, on July 26, 2000, the Company and the banks agreed to a Waiver, Forbearance and Seventh Amendment to Credit Facility, which terminates September 15, 2000. Currently, the Company is not in payment default under this credit facility as all interest charges and fees associated with this facility have been paid on the scheduled due dates. However, there can be no assurance that the Company will be able to obtain additional waivers extending beyond September 15, 2000.

  During the second quarter ended March 31, 2000, the Company completed a four-year loan agreement for $20 million with Industrial Finance Corporation of Thailand ("IFCT"). The Company has received the entire $20 million available from the loan. The loan will mature on March 15, 2004 and has scheduled principal payments due in installments beginning March 15, 2001 with interest payable every six months. Interest rate is based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The loan is secured by various fixed assets of Read-Rite ("Thailand") Company Limited ("RRT") and a guarantee by Read-Rite Corporation.

  The Company has signed a commitment letter for a $40 million secured credit facility with a closing date anticipated this quarter. This credit facility will be used to repay the existing secured creditors, and for additional operating capital. There can be no assurance that the Company can complete the negotiations and obtain required financing on terms and conditions acceptable or favorable to the Company by the proposed due date, nor can the Company guarantee that this date can be extended. Failure to obtain additional financing by the due date and on terms and conditions acceptable to the Company may have a material adverse effect on the Company's business, financial condition, and results of operations.

  The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Credit Facility currently prohibits payment of cash dividends.

Results of Operations

Net Sales

  Net sales were $140.9 million and $409.9 million for the three- and nine-month periods ended June 30, 2000, respectively, compared to net sales of $174.8 million and $611.1 million for the comparable periods in fiscal 1999. Net sales for the current three-month period ended June 30, 2000 were lower due to the Company's restructuring and utilization of third party HSA partners, lower unit sales for head stack assemblies ("HSAs"), and competitive pricing pressure in the hard disk drive and component industry.

  The decrease in the Company's net sales for the first nine months of fiscal 2000 compared to the comparable period in fiscal 1999 was primarily attributable to a substantial decrease in unit sales volume and average selling price ("ASPs") for HGAs and HSAs. Read-Rite shipped 17.8 million and 46.2 million recording heads (including recording heads shipped in HSAs and Tape Heads), and
2.0 million and 8.7 million HSAs, for the three- and nine-month periods ended June 30, 2000, respectively. In fiscal 1999, the Company shipped 16.1 million and 58.1 million recording heads, and 4.0 million and 12.6 million HSAs, for the three- and nine-month periods ended June 30, 1999, respectively. Unit shipments for the three-month period ended June 30, 2000, increased primarily due to a substantial increase in sales to Quantum as compared to the comparable period in fiscal 1999. The decrease in unit shipments for the first nine months of fiscal 2000 compared to a comparable period in fiscal 1999 was the result of the Company's limited participation on its customers' first generation GMR products during the first quarter of fiscal 2000 and the overall reduction in the number of heads per disk drive. HGA and HSA ASPs decreased for the first nine months of fiscal 2000 due to competitive pricing pressure in the disk drive and components industries and the trend towards fewer heads per disk drive. The number of HGAs per HSA decreased in the current nine-month period compared to the comparable nine-month period in fiscal 1999. The trend towards fewer HGAs per HSA is the main reason for the decrease in HSA ASPs.

  For the nine-month period ended June 30, 2000, a substantial majority of the Company's net sales were derived from GMR products, which is consistent with the Company's strategy to transition its production to GMR recording heads. After being a limited participant of the first generation GMR products, the Company continued a successful recovery in Q3 fiscal 2000 in obtaining customer qualifications of the industry's next generation GMR products. Net sales generated from GMR products increased to $346.9 million for the nine-month period ended June 30, 2000, from net sales of $2.8 million for the comparable period in fiscal 1999. The Company's largest volume GMR product platform for the nine-month period ended June 30, 2000 consisted of recording heads for 10.2 Gigabyte ("GB") per 3.5-inch disk applications. This increase in net sales of GMR products was more than offset, however, by the decrease in net sales of Magnetoresistive ("MR") products. Demand for MR products reduced substantially as the disk drive industry transitioned from MR technology to GMR technology. Net sales generated from MR products decreased to $18.3 million for the nine-month period ended June 30, 2000, from net sales of $562.0 million for the comparable period in fiscal 1999.

  The Company's product mix continued to shift from HSAs to HGAs, as net sales of HSAs accounted for 42% and 62% of total net sales for the three and nine-month periods ended June 30, 2000, respectively, compared to 88% and 81% of total net sales for the comparable periods in fiscal 1999. Net sales of HGAs accounted for 51% and 31% of total sales for the three- and nine-month periods ended June 30, 2000, respectively, compared to 8% and 16% of total net sales for the comparable periods in fiscal 1999. As discussed in the "Gross Margin" section, HGAs typically have a higher gross margin, as a percentage of sales, than HSAs. The Company expects this positive shift of product mix from HSAs to HGAs to continue into the fourth quarter of fiscal 2000.

  The Company's four largest customers, Maxtor, Quantum, Samsung and Western Digital accounted for an aggregate of 89% of net sales for both the three- and nine-month periods ended June 30, 2000, respectively, compared to 92% and 89% of net sales for the comparable periods in fiscal 1999. For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

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

  The Company's gross margin (loss) was (11.1%) and (16.9%) of net sales for the three- and nine-month periods ended June 30, 2000, compared to gross margin of (10.7%) and 4.5% of net sales, for the comparable periods in fiscal 1999. The Company incurred special charges to cost of sales of $4.0 million and $8.1 million for the three- and nine-month periods ended June 30, 2000, respectively. These special charges are related to the Company's effort to consolidate its wafer fab and HSA operations. Without these special charges, the gross margin
(loss) would be (8.3%) and (14.9%) of net sales for the three- and nine-month periods ended June 30, 2000. The decline in gross margin for the three- and nine-month periods ended June 30, 2000 as compared to the comparable periods in fiscal 1999 was attributable to lower unit sales, which resulted in the under utilization of the Company's facilities and higher fixed costs per unit, and the substantial decrease in ASPs for HGAs and HSAs. For further detail, see "Net Sales" section of this report.

Operating Expenses

  Research and development ("R&D") expenses were $15.0 million and $53.2 million for the three- and nine-month periods ended June 30, 2000, respectively, compared to R&D expenses of $24.7 million and $72.2 million for the comparable period in fiscal 1999. The decrease in R&D expenses can be attributed to the Company's continued cost containment efforts to align its cost structure with current industry conditions and the improved operational efficiencies. With the consolidation of the Company's wafer fab and R&D operations in Q3 of fiscal 2000, the Company expects the quarterly R&D expenses to continue approximately at its present rate for the remainder of fiscal 2000.

  From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During the nine-month period ended June 30, 2000, no development funding was offset against R&D expenses, compared to funded R&D of $2.8 million for the comparable period in fiscal 1999.

  Selling, general & administrative ("SG&A") expenses were $5.3 million and $19.0 million for the three- and nine-month periods ended June 30, 2000, respectively, a decrease from SG&A expenses of $7.0 million and $21.8 million for the comparable periods in fiscal 1999. The decreases in SG&A expenses can be attributed to the reduction in the Company's worldwide headcount in the third quarter of fiscal 2000, a reversal of an accrued liability for potential Micropolis bankruptcy claims and continued cost containment efforts. The Company plans to continue its SG&A cost containment efforts.

Restructuring Costs

  During the three- and nine-month periods ended June 30, 2000, the Company incurred restructuring costs of $8.0 million and $130.1 million, respectively. With continued productivity improvements and more efficient capacity utilization at the Company's

Fremont wafer fab, the Company's efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company will dissolve its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company will establish a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products currently designed and manufactured in Japan is expected to be completed by the fourth quarter of the current fiscal year.

  In addition, the Company has closed its Philippine head stack operations, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. These actions are expected to lower the Company's fixed costs and provide a faster response to customer changes through improvement in manufacturing cycle time. The Company's tape head operations will remain in the Philippines.

  In the three-month period ended June 30, 2000, the Company incurred restructuring costs of $8.0 million which were primarily for severance payments to terminated employees who were notified in Q3. For the second quarter of fiscal 2000, the total restructuring costs of $122.1 million included the write-down of excess and obsolete equipment of $113.5 million, of which $3.0 million of cash charges are related to the equipment disposal and restoration of facilities to its original state, $0.7 million are for severance payments to terminated employees, $7.1 million are for the payment of lease obligations and $1.0 million are for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,710 employees and 120 contractors were terminated. Of the 3,830 terminations, approximately 3,420 and 215 were engaged in manufacturing activities in Japan and the Philippines, respectively.

  Total restructuring charge incurred in the first nine months of fiscal 2000 was $130.1 million, of which $74.0 million was related to the dissolution of the Company's joint venture with SMI in Japan. The net effect, after minority interest, for the total restructuring charge is $93.1 million, of which $37.0 million is related to the dissolution of RRSMI.

  The Company anticipates the fiscal year 2000 restructuring effort will be substantially complete by the end of fiscal 2000 and will produce an estimated annual cost savings of $60-80 million.

Non-Operating Expenses

  Interest expense was $8.6 million and $25.2 million for the three- and nine-month periods ended June 30, 2000, respectively, an increase over interest expense of $8.0 million and $22.3 million for the comparable periods in fiscal 1999. The increase in interest expense for the current periods was mainly due to higher interest rate on outstanding debts.

  Interest income and other, net was $2.0 million and $7.5 million for the three- and nine-month periods ended June 30, 2000, compared to $2.1 million and $1.4 million for the comparable periods in fiscal 1999. The increases in interest income and other, net for the nine-month period ended June 30, 2000 were primarily due to the gain on sale of an option on certain real estate and the gain on the sale of certain real estate in the U.S. The increases were also due to the lower foreign currency exchange loss incurred in the three- and nine-month periods ended June 30, 2000, compared to the comparable periods in fiscal 1999.

  The Company did not provide for an income tax benefit during the three- and nine-month period ended June 30, 2000, compared to a tax benefit of $25.9 million for the comparable periods in fiscal 1999. A tax benefit was not recorded for the current period primarily due to losses in the U.S. and foreign jurisdictions for which no current benefit is available.

Certain Additional Business Risks

  The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Restructuring of Bank Facility

  We are not in compliance with a number of financial covenants under our bank facility. Our failure to comply with covenants under our bank facility has forced us to seek to obtain short-term waivers to the bank facility, the most recent waiver extending to September 15, 2000. We may not be able to successfully restructure our bank facility or obtain new financing to replace the current bank facility. If we are unable to sell portions of our existing assets, or sell additional securities or enter into a new bank facility, we will not be able to refinance the bank facility. We have currently signed a letter of intent with an asset-based lender to obtain new financing to replace the current bank facility and are currently proceeding with documentation. However, we can not guarantee that we will be able to complete the asset-backed facility on acceptable terms or at all or that we will be able to secure additional waivers on the current bank facility beyond September 15, 2000. If our plan to restructure or replace our existing bank facility fails, we will not be able to successfully implement our business and financial strategy necessary to return us to profitable operations.

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

  For the Company to maintain its market position, the Company must continually, and in a timely manner, improve its wafer fabrication, slider fabrication, HGA and HSA technologies and facilities to meet industry demands, at competitive costs. As the Company's customers continue to move towards larger programs, and as competition for this limited number of large volume programs continues to increase, the failure by the Company to execute on technologies necessary to consistently obtain qualification on any of such volume programs will have a material adverse effect on the Company's business, financial condition and results of operations.

  During fiscal 2000, the Company intends to continue investing significant resources in GMR product development and manufacturing equipment, as evidenced by the Company's data storage demonstration in April 2000 of GMR heads at an areal density of 50.2 gigabits per square inch, or over 70 gigabits per 3.5-inch disk. The Company expects to incorporate this advanced technology into volume production in fiscal year 2002. The Company anticipates the majority of its sales for fiscal 2000 and 2001 will be derived from sales of GMR products.
There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing GMR heads at acceptable manufacturing yields necessary to achieve consistent design-in wins on its customers' new product programs.

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

  The Company's four largest customers, Maxtor, Quantum, Samsung and Western Digital, accounted for an aggregate of 89% of net sales during the nine-month period ended June 30, 2000, during which the Company shipped HGAs in volume for four customers, HSAs in volume for four customers and tape head products in volume for four customers. Given the small number of disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations, as demonstrated by the significant reduction in the level of the Company's business in the latter half of fiscal 1999 and in fiscal 1998.

  This dependence upon a limited number of customers means that acquisitions, consolidations, or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Vertical integration by the Company's customers, through which a customer acquires or increases internal HGA or HSA production capability, could also materially and adversely affect the Company's business, financial condition and results of operations

  Finally, in January 2000, Western Digital Corporation ("WD") announced its exit from the enterprise hard disk drive business. This decision will have minimal effect on the Company's net sales to WD, as the Company's net sales to WD's enterprise division is less than 5% of the Company's total net sales to WD. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

  Japanese competitors such as TDK and Alps have been aggressively competing for business in the United States and in Japan, specifically targeting the market for GMR. In November 1999, Yamaha announced its exit from the HDD recording head market effective in March 2000. On January 7, 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the Bankruptcy Code and effectively ceased operations. In April 2000, SAE announced the acquisition of Headway Technologies. With these recent events, IBM is now the Company's sole domestic competitor. Fujitsu, Hitachi, IBM, Seagate and other disk drive manufactures with "captive" or internal recording head manufacturing capability generally have significantly greater financial, technical and marketing resources than the Company, and have made or may make their products available in the merchant market. The Company's competitive position could be materially and adversely affected if one or more of these competitors are successful in marketing GMR products in the merchant market in volume quantities at competitive pricing.

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

  Finally, the development and advancement of technologies such as spin dependant tunneling will continue to be demanded by customers during fiscal 2000 and beyond. Additionally, other manufacturers may already have or may develop more advanced GMR technology or GMR production capability than the Company. Also, certain companies are developing alternative data storage technologies such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

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

  The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures in fiscal 1999 of $101.0 million, and plans to spend approximately $90 million in fiscal 2000, and may acquire certain of those capital assets through capital or operating leases. As of June 30, 2000, total commitments for construction or purchase of capital equipment were approximately $20.4 million. There can be no assurance that the Company's net sales will increase sufficiently to absorb such additional costs, and that there will not be periods when net sales declined quarter to quarter.

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

Dependence on Limited Number of Suppliers

  As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption of the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, interconnects and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, many suppliers are generally determined in advance by the Company's customers. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

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

International Operations

  The Company's production process is labor intensive. As a result, the Company conducts substantially all of its slider machining, HGA assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations, most recently during the first quarter of fiscal 1997, but none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

  In addition, several countries where the Company has operations, including Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, this factor will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures, as substantially all of the Company's foreign sales are denominated in U.S. dollars

  In the second quarter of fiscal 2000, the Company announced the decision to consolidate its wafer fab in Japan to the U.S. and its head stack operations in the Philippines to Thailand. See the discussion under "Restructuring Costs".

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  For information on Legal Proceedings please see Note 11 to the Company's consolidated financial statements on page 11 in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Stockholders

  The Company's 2000 Annual Meeting of Stockholders was held on Thursday, February 24, 2000 at the Company's Fremont, California manufacturing facility. At the meeting, 49,927,337 shares were entitled to vote and 47,605,674 shares were represented by proxy. The action items were:

  (1) Election of the Board of Directors. A Board of Directors consisting of six directors was elected to serve for the ensuing year or until their successors are duly elected and qualified. The following nominees for Board of Directors were elected:

       Name of Nominee           Votes Cast For    Votes Withheld
       ----------------------------------------------------------

       Cyril J. Yansouni           46,502,724       1,102,650
       William J. Almon            46,665,245         940,129
       Matthew J. O'Rourke         46,670,716         934,658
       Robert M. White             46,674,594         930,780
       Michael L. Hackworth        46,664,711         940,663
       Alan S. Lowe                46,515,800       1,089,574

  (2) Ratification of Independent Auditors. The Ratification of Independent Auditors provides for the appointment of Ernst & Young LLP as independent auditors for the Company for the 2000 fiscal year. The stockholders approved the Ratification of Independent Auditors with 47,304,998 voting in favor, 156,744 voting against and 143,632 abstaining.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       10.62 Sixth Amendment, dated May 25, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

       10.63 Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

        27.1  Financial Data Schedule

  (b)   Reports on Form 8-K

       There were no Reports on Form 8-K filed during the third quarter of fiscal 2000.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               READ-RITE CORPORATION



Date: August 16, 2000                 By:    /s/   JOHN T. KURTZWEIL
                                             -----------------------------------
                                                   John T. Kurtzweil
                                              Senior Vice President, Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibits                         Description
   --------                         -----------
    10.62 Sixth Amendment, dated May 25, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
    10.63 Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
     27.1        Financial Data Schedule