Form 10-K405
period 2000-09-30
READ RITE CORP /DE/
filed 2000-12-29
CIK 819480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000*

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-19512

                             READ-RITE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2770690
          (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

   44100 OSGOOD ROAD, FREMONT, CALIFORNIA                          94539
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 683-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, $0.0001 PAR VALUE PER SHARE
           RIGHTS TO PURCHASE SERIES A PARTICIPATING PREFERRED STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price as reported on The NASDAQ National Market on November 30, 2000) was $379,464,531. Shares of voting stock held by each officer and director, and by each stockholder affiliated with a director and by each person holding more than 5% of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 2000 was 117,891,893.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held February 20, 2001 are incorporated by reference into
Part III of this Form 10-K.
---------------
* For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on September 30th. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to September 30th.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future that are forward-looking. These statements include those discussed in Item 1, Business, "Developments During Fiscal Year 2000," "Products," "Manufacturing," "Customers, Marketing and Sales," "Competition," and "Product and Technologies Under Development;" in Item 3, Legal Proceedings; in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources," and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future" and similar expressions also identify forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we have no obligation to update any such forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of factors including, but not limited to, those set forth in the section entitled "Certain Additional Business Risks" and elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENTS DURING FISCAL YEAR 2000

     The Company achieved significant milestones in fiscal year 2000 -- technology leadership, substantial GMR market share growth, improved manufacturing efficiencies, financial stability, and product diversification by leveraging our core competencies.

     The Company's record-setting areal density demonstrations throughout the year -- from over 50 GB per platter in November 1999, to over 70 GB per platter in March 2000, to over 88 GB per platter in October 2000 -- using production processes and production tools, enabled the Company to establish a technology leadership position in GMR head design. The Company, in turn, was able to capture GMR market share across our customer base during the fiscal year, beginning the year with 1 million GMR heads being shipped in Q1 and closing the fiscal year shipping over 18 million GMR heads in Q4. Our decision to restructure our offshore operations, including the closure of RRSMI and the consolidation of our HSA operations to one site in Thailand, resulted in substantially lower costs. These cost savings, coupled with productivity improvements in our wafer fabrication and capital expenditures focused on our back-end assembly processes, enabled us to quickly ramp volume production and further improve our cost structure. As a result of these cost savings, the Company reported a positive gross margin in the fourth quarter of fiscal year 2000.

     The balance sheet of the Company also dramatically improved in fiscal year 2000 as a result of the March 2000 exchange offer and the subsequent conversion of these 10% exchange notes to equity which, when combined with the total elimination of the U.S. bank debt, resulted in the Company reducing the debt on its September 30, 1999 balance sheet by over $452 million as of the first quarter of fiscal 2001. The infusion of capital in connection with a number of private placements by the State of Wisconsin Investment Board, the Company's largest shareholder, and by a subsidiary of Tyco International, enabled the Company to completely pay off its credit facility on December 1, 2000.

     Finally, in connection with the Company's longstanding goal of leveraging its expertise and core competencies, the Company established a new subsidiary, Scion Photonics, Inc., with a $25 million investment by the Company's minority partners, Tyco Ventures and Integral Capital, to compete in the burgeoning market for fiber optics telecommunications products.

     We believe these fiscal year 2000 achievements, discussed in greater detail in the balance of this report, position the Company well for future growth and a return to profitability in fiscal year 2001.

GENERAL

     Read-Rite Corporation ("Read-Rite" or the "Company") is one of the world's largest independent suppliers of magnetic recording heads for the hard disk drive ("HDD") market. The Company designs, manufactures and sells magnetic recording heads as head gimbal assemblies ("HGAs") and incorporates multiple HGAs into headstack assemblies ("HSAs"). Read-Rite's products are sold primarily for use in HDDs for desktop devices and for high performance enterprise HDDs used in network and mainframe applications. The Company also supplies magnetoresistive ("MR") tape heads for tape drives, including multi-channel heads for the super digital linear tape ("SDLT") drive market.

     During fiscal 2000, the Company supplied HGAs in volume for 23 different disk drive products to six customers, and supplied HSAs in volume for 22 different disk drive products to four customers. In comparison, during fiscal 1999, the Company supplied HGAs in volume for 16 different disk drive products to five customers, and supplied HSAs in volume for 48 different disk drive products to four customers. During fiscal 2000, the Company sold approximately
64.6 million HGAs (including HGAs incorporated into HSAs), and 10.5 million HSAs. HGAs and HSAs accounted for approximately 94% of the Company's net sales during fiscal 2000.

     Read-Rite also produces thin film MR tape heads for use in quarter-inch cartridge ("QIC") tape drives in the 4 gigabyte ("GB") to 20 GB range per cartridge. During fiscal 2000, the Company supplied QIC tape heads in volume for seven different tape drive products to three customers. The Company also introduced new tape head products into the multi-channel markets during fiscal 2000. Tape heads accounted for approximately 4% of the Company's net sales during fiscal 2000.

     The Company's net sales to its largest customers during fiscal 2000, fiscal 1999 and fiscal 1998 were as follows (as a percentage of net sales):

                                                                2000    1999    1998
                                                                ----    ----    ----
Customers
  Maxtor....................................................     40%     32%     25%
  Western Digital...........................................     20%     37%     49%
  Samsung...................................................     19%     19%     15%
  Quantum...................................................     12%     --       3%
  All Others................................................      9%     12%      8%
                                                                ---     ---     ---
                                                                100%    100%    100%
                                                                ---     ---     ---

     The above figures for fiscal 2000 include both direct shipments and shipments to third parties who sub-assemble products on behalf of these customers.

     The Company's principal wafer manufacturing facility is located in Fremont, California. The location of the Company's primary slider fabrication and HGA and HSA assembly facilities are in Bangkok, Thailand. The Company manufactures wafers for tape heads in Milpitas, California, and performs device fabrication, assembly and test operations for these tape products in Manila, the Philippines.

     Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985. In September 2000, the company formed a new subsidiary, Scion Photonics, Inc., which is a Delaware corporation.

     For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks."

COMPANY STRATEGY

  HDD Recording Head Strategies

     Personal computer ("PC") end-user demand and non-PC computer applications such as network servers (intranet and internet), workstations, mainframes, video on demand, voicemail, digital cameras, set top boxes, personal video recorders, game stations and other consumer appliances and multimedia services are driving demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 2000, the capacity for a single disk, 3.5" drive increased from approximately 270 megabytes ("MB") to more than 20 gigabytes ("GB"). The rapid introduction of new, higher performance products, shortened product life cycles and the trend toward fewer heads per drive continues to place significant challenges on hard disk drives and drive component manufacturers, including recording head manufacturers. The Company expects the trend for lower number of heads per drive to continue in the foreseeable future.

     To be competitive in this demanding environment, the Company must collaborate closely with its customers as well as its technology partners in media, channel electronics, suspension assemblies and capital equipment manufacturers to ensure critical development projects proceed in a timely and coordinated manner. The Company must continually design new product platforms to accommodate a broad range of customer requirements while efficiently utilizing engineering efforts and minimizing manufacturing costs. In addition, it is critical that the Company continually achieve timely design-in qualifications in order to become one of the primary suppliers for customer programs. Although disk drive manufacturers typically qualify more than one supplier, early design-in wins are important in order to become one of the primary volume suppliers for these customer programs. Given product life cycles of only six to nine months, it is critical to work towards becoming an early volume supplier on these programs.

     During fiscal 2000, the Company made significant progress in increasing magnetic recording areal-density, reducing GMR manufacturing cycle times, and increasing its customer base. The hard disk drive segment's gross margin became profitable during the fourth fiscal quarter of 2000 and the Company expects it to be profitable in the first fiscal quarter of 2001 and throughout fiscal 2001.

  Tape Head Strategies

     With the increasing need to be able to back-up data for network servers and mission critical applications, we see the tape head market as one that can also be profitable for the Company. Given this, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings from the HDD market since 1994, and is now the leading independent producer of MR tape heads for use in QIC tape drives.

     In addition to QIC heads, the Company recently introduced and began volume shipments of Multi-Channel MR tape heads to two customers: Benchmark Tape Systems and Quantum Corporation. These Multi-Channel MR tape heads have smaller track widths, multiple channels, higher data densities and read-while-write verification to address the higher performance requirements needed by tape storage products used in server backup applications. In an effort to further diversify its product mix, in April 2000, the Company announced an agreement with Quantum Corporation to manufacture Data Control Modules for Quantum Corporation's SuperDLT tape product. The Company anticipates that with the volume ramp of these new multi-channel products and the manufacturing of the Data Control Modules, the net sales from tape heads in fiscal 2001 will increase from its fiscal 2000 level. The Company also believes that the tape head segment will turn profitable during Fiscal 2001.

  Scion Photonics Strategies

     In September 2000, the Company announced the formation of a new company, Scion Photonics, Inc. ("Scion"). Additional cash investment was obtained from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Capital Partners in October 2000. The Company's contribution to the subsidiary included its wafer fabrication facility in Milpitas, California, technical and management resources, and know-how and experience in thin-film technology and materials science. Scion Photonics' business charter is to design, manufacture and market high-performance optical components, such as custom and standard Dense Wavelength Division Multiplexers (DWDM), to the fiber optics communications market. The Company believes its core competencies in wafer processing, high-volume, high-precision manufacturing and assembly of recording heads will position Scion well in this emerging growth area. As of November 30, 2000, Read-Rite owned approximately 80% of the voting equity of Scion.

     The Company will support Scion's entry into the fiber optic market by providing back-end component, module and sub-system assembly services in fiscal 2001. Additionally, the Company plans on providing these types of services, with the marketing and optical assistance from Scion, to other fiber optic communication companies by leveraging the Company's existing manufacturing infrastructure and its focus on cost and yield management to grow this segment of its business.

  Other Diversification Strategies

     The Company is continually researching other areas to diversify the resources of the Company into areas that leverage the Company's expertise, core competencies, its large and growing patent portfolio and other assets and intellectual property belonging to the Company. The Company currently has a dedicated team of engineers and management actively pursuing other diversification opportunities. The Company plans on announcing these efforts when sufficient progress has been obtained.

  Financing Strategies

     In fiscal 2000, the Company experienced a net loss of approximately $124.8 million, compared to a net loss of $155.7 million in fiscal 1999 and a net loss of $319.7 million in fiscal 1998. Continued competitive pricing pressures, restructuring of its facilities, industry trends toward fewer HGAs per HSA, shortened product life cycles, and excess capacity throughout the industry were major contributors to the Company's net loss. However, in the fourth quarter of FY2000, the Company reported a positive gross margin from operations.

     In this regard, the Company's financial strategy in fiscal 2000 was to improve its balance sheet and to position the Company to be able to generate sufficient cash flow from operations during fiscal 2001 to pursue its strategies for the HDD market, tape head business, diversification into optical components and other business opportunities, and continue to invest in R&D and necessary capital improvements. We believe we have successfully executed this strategy and will have sufficient cash flow from operations in fiscal 2001 to pursue the Company's strategic and operational initiatives.

     One aspect of this strategy was to reduce the cash flow associated with the $345 million of 6.5% convertible subordinated notes. In March 2000, the Company completed an exchange for $325.2 million of the outstanding 6.5% convertible notes for $162.6 million of 10% new convertible subordinated notes, and issued an additional $61.2 million of the new 10% notes. Through September 30, 2000, approximately $36.3 million of the 10% convertible notes were voluntarily converted to equity by the noteholders. On October 19, 2000, the Company completed the automatic conversion of all remaining outstanding 10% subordinated convertible notes to equity. The conversion of this debt to equity is expected to save the Company approximately $5 million in interest expense per quarter, or approximately $80 million over the remaining life of the notes.

     The other principal component of this strategy was to reduce or eliminate the credit facility with the Company's U.S. bank group. At the beginning of the fiscal 2000, this debt was $142 million. On December 1, 2000, the Company completed its repayment of the entire amount due under this facility.

PRODUCTS

     The Company's primary products are head gimbal assemblies ("HGAs"), headstack assemblies ("HSAs"), and components and modules for tape storage products.

     An HGA consists of a magnetic recording head attached to a flexure, or suspension arm, and a wire/ tubing, trace assembly or flex cable assembly. A number of HGAs can be combined with an actuator, a coil assembly and a flexible circuit assembly to form an HSA. The remaining principal components of rigid disk drives are disks, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly, which rotates the disks at high speed within a sealed enclosure. The heads, attached to and positioned by the movable actuator, "fly" above both sides of each disk. The position of the heads is controlled by the drive electronics and the heads record or retrieve data from tracks in the magnetic layer of each disk. HDDs are used in systems to record, store and retrieve digital information. Most applications require access to a greater volume of data than can economically be stored in the random access memory of the central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including HDDs, both fixed and removable, flexible disk drives, magnetic tape drives, optical disk drives and semiconductor memory. HDDs currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives and at substantially lower cost per GB than semiconductor memory.

     Computer systems of all types increasingly use dedicated backup storage peripherals to archive and protect large volumes of data. Tape drives are hardware devices that enable the most cost-effective data backup solution, combining performance, capacity and reliability. The principal elements of tape drives are magnetic read/write heads, electronics for the read/write operations, tape motion and guidance control, system interface functions and the tape cartridge.

  Head Gimbal Assemblies

     Disk drive manufacturers either purchase from the Company fully assembled HSAs, or purchase HGAs separately and assemble, or have assembled, their own HSAs. The Company supplied HGAs in volume for 23 different disk drive products to 6 customers during fiscal 2000. Direct sales of HGAs accounted for approximately 40% of the Company's net sales for fiscal 2000, compared to 16% and 11% of the Company's net sales for fiscal 1999 and fiscal 1998, respectively. During fiscal 2000, the Company's giant magnetoresistive ("GMR") thin film heads for HDDs, both in the form of HGAs and HSAs, amounted to 87% of total net sales.

     During fiscal 2000, as reflected above, the Company completed the transition of its product development and manufacturing efforts from MR technology to GMR technology and installed state-of-the-art deposition equipment to meet the challenge of producing the very thin layers required by GMR technology. In November 1999, the Company announced that it demonstrated areal density of 36 gigabits per square inch, or over 50 billion bytes per 3.5-inch platter. Again in March 2000, the Company announced that it had broken through the 50 gigabit per square inch areal density barrier, demonstrating 50.2 billion bits per square inch, or over 70 billion bytes per 3.5-inch platter. More recently, in November 2000, the Company reported another areal density record of
63.2 gigabit per square inch, or over 88 billion bytes per 3.5-inch platter.

     Currently the Company produces GMR recording heads, in high volume, supporting 20 GB per 3.5-inch disk. In fiscal 2000, the Company shipped HGAs with GMR technology in volume to six customers, accounting for approximately 87% of the Company's net sales. The Company anticipates that in fiscal 2001 an even higher percentage of net sales will be derived from products shipped incorporating GMR technology.

  Headstack Assemblies

     The Company has been supplying HSAs since fiscal 1992, as part of its strategy to supply higher value products to its customers.

     The Company supplied inductive thin film, MR thin film, and GMR thin film HSAs in volume for 22 different disk drive products to four customers during fiscal 2000. HSAs accounted for approximately 54% of the Company's net sales during fiscal 2000, compared to 81% and 86% of the Company's net sales during fiscal 1999 and fiscal 1998, respectively.

  Tape Heads

     Since fiscal 1994, the Company has been supplying MR tape heads for use in QIC tape drives as part of its strategy to diversify its product offerings, and is the leading independent producer of MR tape heads for use in QIC tape drives in the 4 GB to 20 GB range per cartridge. During fiscal 2000, the Company supplied QIC tape heads in volume for seven different tape drive products to three customers.

     In addition to QIC heads, the Company introduced and began volume shipments of Multi-Channel MR tape heads to two customers: Benchmark Tape Systems and Quantum Corporation. These Multi-Channel MR tape heads have smaller track widths, multiple channels, higher data densities and read-while-write verification to address the higher performance requirements from tape storage products used in server backup. In April 2000, the Company also announced an agreement with Quantum Corporation to manufacture the Data Control Module for Quantum Corporation's SuperDLT tape product.

     The Company anticipates that with the volume ramp of these new multi-channel products and the manufacturing of Data Control Modules, the net sales from tape heads in fiscal 2001 will increase from its fiscal 2000 level.

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

  Wafer Fabrication

     The Company presently fabricates wafers at facilities in Fremont and Milpitas, California. The Company's Fremont facility produces 6" square wafers. The Company has completed the transition of its Fremont wafer fabrication facility to GMR technology in order to meet the specifications and demand for increased production of GMR products. The Company's Fremont facility serves as the primary wafer supply for GMR, MR and the remaining inductive products. The Milpitas facility, now part of Scion Photonics, serves as the primary wafer supply for tape head products and fiber optic wafers. The Company's tape head business unit is now a tenant of Scion Photonic's wafer fab.

  Slider Fabrication/Wafer Slicing

     The Company machines or slices wafers (other than for prototype parts) primarily at its Thailand facilities. The machining process is accomplished in five phases. First, diamond saws cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper throat and stripe height using an automated, multi-stage lapping process. Third, the Company uses photolithography and reactive ion etching processes to define and shape the air-bearing surfaces of the individual sliders in each row. Fourth, the rows are cut into individual sliders. Finally, the sliders are coated with a protective diamond-like coating and individually tested.

  HGA Assembly and Testing

     The Company presently performs HGA assembly and testing at its Thailand facilities. In HGA assembly, either wire elements or trace assemblies are used in the process. The slider is bonded to the stainless steel flexure/suspension, then the trace assembly is attached to bond pads on the slider. The Company then tests the head's read/write capability (for example: signal strength, pulse shape, over-write and error rate) and the circuit integrity of the magnetic elements. In fiscal 2000, the Company was in the final stages of completing the planned transition to integrated suspensions such as Trace Suspension Assemblies ("TSA") for its GMR products. TSA suspensions integrate into the suspension by a thin electrical conductor that connects directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. By eliminating the manual labor required to attach heads to suspension in the conventional suspension assembly, the Company believes the use of TSA suspensions in its GMR products has increased overall consistency and improved production yield of the Company's GMR products. The transition to TSA suspensions is now complete except on specific customer programs where the specifications define a non-integrated suspension to be used.

     The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots or heads if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs in the lot do not meet specifications. As the Company continues to produce GMR HGAs, manufacturing yields are expected to increase during fiscal 2001.

  HSA Assembly and Testing

     The Company presently assembles its HSAs (other than prototypes) at its facilities in Thailand and through third party contractors. HSAs can consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit, and may include other miscellaneous parts, such as bearings, and a connector, depending on the design of the customer's disk drive.

     The HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models. The Company continues to improve GMR HSA production manufacturing yields and expects to increase yields further during fiscal 2001.

  Tape Heads

     After the Company's tape head wafers are fabricated in Milpitas, they are tested for their electronic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in China.

     After the tape wafers are sliced and sorted into individual, tested, MR devices, they are shipped from the subcontractor to Read-Rite's Philippines facility. The devices are assembled into a body and tape support structure and subsequently contoured to create a "Tape Bearing Surface" over which the magnetic tape media is passed. After contouring, a flexible cable is attached and this assembly is mounted into a customer unique carriage. The final unit is dynamically tested and mechanically inspected prior to shipping.

     For Data Control Modules, the Company assembles the module including a head assembly. This unit is dynamically tested prior to shipment. The Company performs all of its tape head and DCM assembly operations at its facilities in the Philippines.

  Process Improvement

     In fiscal 2000, the Company focused substantial time and resources on improving the flow of product throughout the Company's manufacturing process. From the Company's wafer fabrication facilities to its HGA and HSA manufacturing facilities in Bangkok, Thailand and Manila, the Philippines, the Company worked towards reducing manufacturing cycle time -- the time required for the Company's product to be manufactured. The Company has also developed a more automated process for assembling recording heads. This process was implemented during the last quarter of fiscal 1999. These improvements allowed the Company to be more responsive to the requirements of its customers. In addition, by decreasing manufacturing cycle time, and increasing the product yields, less investment in inventory is required, allowing the Company to focus its capital resources in other areas. The Company expects to continue to improve in these areas in fiscal 2001.

CUSTOMERS, MARKETING AND SALES

     The Company's largest customers during fiscal 2000 were Maxtor, Western Digital, Samsung, and Quantum, representing 40%, 20%, 19%, and 12%, respectively, of the Company's net sales for the period. Given the small number of high performance disk drive and QIC tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have been increasingly moving towards limiting the number of suppliers for each program, as well as focusing their own efforts on fewer and larger new programs. Thus, the Company expects it will be increasingly important to successfully achieve design-in wins for all major programs for its primary customers. As a result, the loss of any customer, a merger or consolidation of two or more of its customers, a significant decrease in orders from one or more large customers, or the failure to achieve early design-in win or wins on particular customer programs could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's total foreign net sales accounted for 97%, 99% and 98% of net sales during fiscal 2000, 1999 and 1998, respectively. See Note 13 in Notes to Consolidated Financial Statements for information regarding segments and sales to various geographical regions which information is hereby incorporated by reference into this Item 1.

     Throughout fiscal 2000, the Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships. The Company has dedicated business units to provide customer support teams that are responsive to the specific needs of each customer. The teams provide focused improvements in new product introductions, including design support, early availability of advanced samples, prototype production and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's technology roadmap to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design-in wins and improves the Company's ability to timely reach volume production.

     The Company also continues to maintain close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier of HGAs, HSAs and tape heads for new programs. Read-Rite believes that winning early design-in qualifications, as it did on the 20GB per platter HDD designs, is critical, particularly in light of the rapid migration toward higher volume disk drive programs and the shortened life cycles of such products.

COMPETITION

     The disk drive industry is intensely competitive, both at the drive level and the component level, and is characterized by short product life cycles and substantial price declines over the useful life of a product. Accordingly, the Company believes that the most important competitive factors in its industry are timely delivery of new technologies and manufacturing efficiencies incorporating such technology. Other significant factors are customer support, product quality and the ability to reach volume production rapidly. Failure to execute with respect to any of these factors would likely have a material adverse effect on the Company's net sales and gross margin.

     While competition remains intense, there has been a dramatic change in the competitive landscape of independent recording head companies over the last year. In January 2000, Applied Magnetics Corporation filed for protection under Chapter 11 of the Bankruptcy code and effectively ceased operations. In March 2000, Yamaha exited the HDD recording head market. In April 2000, SAE, a subsidiary of TDK, purchased Headway Technologies, then an independent U.S.-based supplier of GMR heads. As a result, the Company's only remaining domestic merchant market competitor is IBM, and in Japan the Company's primary competitors are TDK and Alps. In addition to IBM, it should be noted that Fujitsu, Seagate and Hitachi also have "captive" or internal recording head manufacturing capability and have significantly greater financial and marketing resources than the Company, and those companies could decide to make their products available in the merchant market.

     In its HSA business, the Company has competed in the past against other merchant HSA manufacturers such as Kaifa and SAE in China, and Tandon in India. The Company is currently working with HSA manufacturers such as Kaifa to outsource a portion of the Company's HSA business and to optimize the Company's asset utilization and existing installed capacity. The HSA business is less capital intensive than the thin film HGA business and entry into the HSA manufacturing business thus requires less capital than entry into the HGA business.

     Finally, the development of new technologies will continue to be demanded by customers in fiscal 2001. Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company's products. The Company's competitive position could be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new technologies or products.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

     The Company's current research and development efforts are principally directed towards the development of next generations of products and technologies related to the Company's HGA, HSA, tape head businesses, and fiber optic businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

     In response to the disk drive market's demand for higher performance products, the Company has pursued and continues to aggressively pursue a range of new and emerging technologies to increase the areal density capability of its products. Areal density is a measure of storage capacity per square inch on the recording surface of a disk. For ease of reference, this measure is commonly converted to gigabytes ("GB") per 3.5" disk. During fiscal 2000, we believe the Company achieved its strategic objective of technology leadership for GMR HGA and HSA designs.

     The Company began the year with volume shipment of MR heads at 8.7 GB per 3.5" disk, and subsequently qualified for volume shipment of GMR heads at 10, 15 and 20 GB per 3.5" disk. During fiscal 2000, the Company sold approximately 62.8 million HGAs (including HGAs incorporated in HSAs) to six customers. The Company has completed the transition to GMR and expects that GMR products, which accounted for approximately 87% of the Company's net sales during fiscal 2000, to increase above that level during fiscal 2001.

     The Company has focused and will continue to focus on technology advancements, customer satisfaction and cost efficiency. During fiscal 2000, the Company completed the transition from nano to pico form factor in its wafer fabrication, slider manufacturing and HGA assembly processes. This transition enabled the Company to miniaturize the size of magnetic recording head sliders, therefore increasing the Company's plant capacity. The Company demonstrated areal density of greater than 70 GB per 3.5" disk in fiscal 2000. The Company also demonstrated 1 Gb/sec. transfer rate, the highest to date in the industry. The Company has developed an automated process for assembling recording heads. In addition, the Company has made significant progress in developing new technologies such as microactuators and Chip on Base (COB), for high areal density and data rate applications. The Company has also designed a unique co-located piezoelectric-based HGA microactuator. Failure to successfully design and manufacture products utilizing these new technologies may have a material adverse effect on the Company's business, financial condition and results of operations.

     During fiscal 2000, 1999 and 1998, the Company's research and development expenses were approximately $65.0 million, $92.2 million and $92.3 million, respectively. Fiscal 2000 expenses were reduced mainly by the elimination of the redundant efforts at RRSMI, which discontinued R&D activities at the end of March 2000.

     The Company's tape head unit has launched development programs for certain customers of multi-channel MR tape heads in an effort to penetrate the digital linear tape ("DLT") drive market. Specific development agreements have been signed with Quantum for their super DLT product and Benchmark for their DLT1 product.

     The Company is continually researching other areas to diversify the resources of the Company that leverage the large patent portfolio and other intellectual property of the Company. The Company currently has a dedicated team of engineers and management actively pursuing other diversification opportunities. The Company plans on announcing these efforts when sufficient progress has been obtained.

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

TERMINATION OF JOINT VENTURE WITH SUMITOMO

     In April 2000, the Company announced the dissolution of RRSMI, its joint venture in Japan with Sumitomo Metal Industries, Ltd. ("Sumitomo" or "SMI"). With the continued productivity improvements and more efficient capacity utilization at the Fremont wafer fab, the Company found it necessary to close the RRSMI wafer fab in Osaka, Japan in order to reduce costs and better focus its technical resources in one wafer fab. See Item 7, 2000 Restructuring Costs.

     During fiscal 2000, RRSMI operated primarily as an R&D center and wafer fabrication facility to manufacture products for the customers of Read-Rite Corporation. Production ceased at RRSMI's wafer fab and the liquidation process began during the third quarter of fiscal 2000. The liquidation of RRSMI was completed during the first quarter of fiscal 2001.

     In connection with the closure of RRSMI, so as to continue providing support to the Company's customers and suppliers in Japan, the Company has established a sales office in Japan -- Read-Rite Japan.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Read-Rite highly regards elements of its manufacturing processes, product designs, and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has approximately 154 U.S. and additional foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM and TDK for certain uses of those companies' respective patents.

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

     The Company has, from time to time, been notified of claims that it may be infringing upon patents owned by others. To the extent the Company receives additional claims of infringement from others in the future, where necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

EMPLOYEES

     As of November 30, 2000, the Company had 11,621 employees, including 1,336 in the United States, 9,542 in Thailand, 697 in the Philippines, 20 at Read-Rite Japan, 20 at the Company's sales and customer support offices in Singapore, four in Korea, and two in Malaysia. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are currently represented by a labor union.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, to the treatment of water used in manufacturing, and to air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not, to date, suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials. It is the Company's intention to comply with all federal, state and local environmental, health and safety laws and regulations, or to obtain all necessary permits required under such regulations.

     The Company is not aware of any fines, penalties or lawsuits that could subject the Company to significant liability and financial penalties (possibly resulting in suspension of production), restrict the Company's ability to expand or operate at its locations in California, Thailand and the Philippines, restrict the Company's ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results can be affected by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

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

     The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the last three quarters of fiscal 1999, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, and increased unit costs due to under-utilization of production capacity. As a consequence, the Company experienced a significant reduction in net sales and gross margin and incurred significant losses.

  Dependence on a Limited Number of Customers; Risk of Reduced Orders

     The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited "design-in wins" for its GMR products with its customers. Demand variations such as these can materially and adversely affect the Company's business, financial condition and results of operations.

     The Company's largest customers are Maxtor, Western Digital, Samsung and Quantum, representing 40%, 20%, 19% and 12%, respectively, of the Company's net sales during fiscal 2000. The Company produced HGAs in volume for six customers; HSAs in volume for four customers and tape drive products in volume for three customers during fiscal 2000. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, in October 2000, Quantum announced a merger of its HDD unit into Maxtor. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

  Rapid Technological Change

     Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition from MR to GMR technology.

     During fiscal 2000, the Company shipped 60.6 million GMR heads (including heads in HSAs) for 22 disk drive programs to five customers, accounting for approximately 87% of net sales during the period. The Company intends to continue investing significant resources in GMR product development and manufacturing equipment. The Company anticipates that a majority of its sales for fiscal 2001 will be derived from sales of new GMR products. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing new GMR heads at acceptable manufacturing yields and as necessary to achieve consistent design-in wins on customers' new product programs.

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

     The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2000 of approximately $93.6 million, compared to $101.0 million during fiscal 1999, and plans to spend $90 - 100 million during fiscal 2001, which excludes capital requirements for Scion Photonics. As of September 30, 2000, total commitments for construction or purchase of capital equipment were approximately $50 million.

  International Operations

     The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its HGA machining, assembly and test operations, HSA assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations, but none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

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

  Complex Manufacturing Processes

     The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss and, in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by ever-increasing process complexity of manufacturing GMR products. Further, the shortening of product life cycles requires the Company to produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle, which is conducive to higher manufacturing yields and declining costs.

  Dependence on Limited Number of Suppliers

     As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photoresist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

  Inventory Risks

     Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or experiences financial difficulties, the Company may be required to take significant inventory charges, which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

     The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed typically have very short life cycles. Finally, in response to rapidly shifting business conditions, the Company's customers have generally sought to limit purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from their end customer, they will not pull the inventory from the JIT hub and thus the Company may be left with excess and/or obsolete inventory, which increases inventory risk.

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

EXECUTIVE OFFICERS

     The Company's executive officers are:

                   NAME                     AGE                      POSITION
                   ----                     ---                      --------
Alan S. Lowe..............................  38    President and Chief Executive Officer
John T. Kurtzweil.........................  44    Senior Vice President and Chief Financial
                                                  Officer
James Murphy..............................  41    Senior Vice President, Customer Business Units
Mark Re, Ph.D. ...........................  40    Senior Vice President, Research and Development
Sherry F. McVicar.........................  48    Vice President, Human Resources

     There are no family relationships among directors or executive officers of the Company.

     Mr. Lowe became President and Chief Executive Officer in June 2000 when he was promoted to CEO by the Company's Board to succeed Cyril J. Yansouni, who retired as CEO but remains Chairman of the Board of Directors of the Company. Mr. Lowe joined Read-Rite in 1989 in a sales position and also served as Vice President, Sales from November 1991 to August 1994, as Vice President of Customer Programs from August 1994 to November 1995, and as Senior Vice President, Customer Programs from November 1995 to October 1996. Mr. Lowe was Senior Vice President, Customer Business Units, from October 1996 to March 1997 and was President and Chief Operating Officer from May 1997 to June 2000.

     Mr. Kurtzweil joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil was promoted to Senior Vice President of Finance and Information Systems Group in August 1999, as well as retaining the title and duties of the Company's Chief Financial Officer. Mr. Kurtzweil joined the Company from Maxtor Corporation where he held a number of finance positions including Finance Director and Director of Far East

Finance based in Singapore. He was with Maxtor Corporation from July 1988 to August 1995. Prior to that, he had spent 10 years with Honeywell Corporation. Mr. Kurtzweil is also a Director and Chairman of the Board for the International Disk Drive and Equipment Manufacturers Association, a Data Storage trade association.

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

     Ms. McVicar joined the Company in April 1991 as Vice President, Human Resources. Prior to joining the Company, she was Vice President, Human Resources at Unisys from January 1989 to April 1991 and held the same postion at Convergent Technologies from December 1987 until its merger into Unisys in December 1988. Ms. McVicar was also Vice President, Human Resources at Qume, a manufacturer of computer products, from 1976 to December 1987.

ITEM 2. PROPERTIES

     The Company leases a facility in Fremont, California of approximately 189,000 square feet, which serves as the Company's corporate headquarters and houses wafer fabrication, research and development and various administrative functions. The initial lease for these facilities expires in February 2003 with three 5-year renewal options.

     The Company and its subsidiary, Scion, also lease approximately 182,000 square feet at its campus in Milpitas, California, to serve as its development and wafer fabrication facility. The primary leases for these properties expire at various times from July 2001 to June 2010.

     The Company owns a seven-acre site near Bangkok, Thailand with three facilities totaling 477,000 square feet used for slider fabrication, HGA manufacturing and HSA manufacturing. These properties and certain additional collateral owned by the Company's wholly owned subsidiary, RRT, secure loans obtained by RRT from the Industrial Finance Corporation of Thailand.

     The Company has a long-term land lease on a 13-acre site near Penang, Malaysia, and owns a 176,000 square foot HSA manufacturing facility on that site. The Company has leased the facility and has executed a purchase and sale agreement with the current tenant. Escrow is expected to close in the third fiscal quarter of 2001.

     The Company owns a 5.3-acre site near Manila with a 365,000 square foot manufacturing facility. Furthermore, the Company has purchased a 5.3-acre parcel of land for manufacturing purposes adjacent to the original 5.3-acre site. The company currently assembles only tape heads and related products at this site and intends to either lease a portion of the site, or the entire site during fiscal 2001 to help offset the fixed expenses associated with maintaining the site.

     The Company also leases offices in Singapore, Osaka, Japan and Seoul, Korea for sales and customer support.

ITEM 3. LEGAL PROCEEDINGS

     On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By Order dated May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action alleges violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, defendants filed a motion for judgment on the pleadings seeking to use the federal action's final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on the motion is scheduled for January 22, 2001.

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

     On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On March 2, 2000, the court dismissed the Ferrari Plaintiffs' claims without leave to amend, and dismissed the Nevius Plaintiffs' claims with leave to amend. On October 13, 2000, the court ordered that the Ferrari Plaintiffs' and Nevius Plaintiffs' complaint be dismissed without leave to amend and that the action be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively.

     There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. The Company believes that the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Not applicable.

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

                                                              HIGH      LOW
                                                              ----      ---
Fiscal year ending September 30, 2000
  First Quarter.............................................  $ 5 15/16 $3 15/32
  Second Quarter............................................    6 7/16   2 25/32
  Third Quarter.............................................    4 3/4    1 7/8
  Fourth Quarter............................................   11 9/16   2 1/8

Fiscal year ending September 30, 1999
  First Quarter.............................................   16 15/16  6 1/16
  Second Quarter............................................   19 11/16  6 1/8
  Third Quarter.............................................    8        5 35/64
  Fourth Quarter............................................    6 7/8    4 1/32

     At November 30, 2000, there were approximately 1,549 holders of record of the Company's common stock.

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

                                   2000(1)      1999(2)      1998(3)      1997(4)      1996(5)
                                  ---------    ---------    ---------    ----------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.......................  $ 555,860    $ 716,460    $ 808,622    $1,162,050    $991,118
Gross margin....................    (61,054)     (23,265)    (132,780)      238,806     103,654
Operating income (loss).........   (274,062)    (182,315)    (352,910)      119,713       7,789
Net income (loss)...............   (124,829)    (155,715)    (319,747)       76,179     (42,986)
Basic net income (loss) per
  share.........................  $   (2.26)   $   (3.16)   $   (6.59)   $     1.61    $  (0.92)
Diluted net income (loss) per
  share.........................      (2.26)       (3.16)       (6.59)         1.56       (0.92)
Total assets....................  $ 493,348    $ 784,490    $ 879,800    $1,301,481    $908,672
Long-term obligations...........    232,712      361,668      388,248       403,871     172,037

---------------
(1) Fiscal 2000 includes a restructuring charge of approximately $120.8 million, primarily for the write-down of equipment and severance payments associated with the closure of the Company's joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. Fiscal 2000 also includes a special charge of approximately $8.1 million of excess and obsolete inventories as part of the above closures. In addition, fiscal 2000 includes an extraordinary gain from debt conversion of approximately $158.7 million, partially offset by debt conversion expenses of approximately $29.3 million.

(2) Fiscal 1999 includes a restructuring charge of approximately $37.7 million to reflect the Company's decision to reduce workforce and capacities to reflect current industry conditions, and to write down excess and obsolete equipment related to the transition from magnetoresistive ("MR") technology to giant magnetoresistive ("GMR") technology.

(3) Fiscal 1998 includes a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to MR technology and the Company's decision to accelerate its existing MR transition strategy. In addition, fiscal 1998 includes a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write off excess equipment at the Company's other manufacturing locations.

(4) The fourth quarter of fiscal 1997 results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company.

(5) Fiscal 1996 includes approximately $11.2 million of severance, relocation and other charges, $9.0 million for research and development charges for the acquisition of planar technology, and $24.1 million for the write-down of capital assets, $7.0 million associated with end-of-life inventory and $0.7 million in other charges, for a total of $52.0 million for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and investments of $64.5 million, total assets of $493.3 million and total liabilities of $434.1 million.

     During fiscal 2000, the Company used $67.7 million in cash from operations. The decrease in cash flow from operating activities was primarily attributed to the $124.8 million net loss, increase in accounts receivable of $41.9 million, a non-cash extraordinary gain on debt conversion of $158.6 million partially offset by depreciation and amortization expenses of $163.9 million, non-cash portion of restructuring costs of $106.6 million and $29.3 million related to early extinguishment of convertible bonds.

     Accounts receivable, net increased $41.9 million due to higher sales during the month of September of fiscal year 2000 when compared to fiscal year 1999. In September 2000, shipments and revenues increased significantly as the Company was ramping production to meet anticipated demand for its GMR products. In September 1999, the Company was in transition from MR to GMR products, resulting in lower revenues. There have been no significant changes in payment terms with any of its major customers.

     Inventories increased slightly during fiscal 2000 by $3.0 million. The increase in inventory was a result of growing revenues at end of the year and the build-up of inventory to meet the increasing anticipated demand for its GMR products for the first quarter of fiscal year 2001. The Company continues to focus on improvements in cycle time and inventory turns; however, due to the increase in inventory to meet upcoming demand, the inventory turns decreased slightly when compared to previous year.

     Accounts payable, accrued liabilities, and income taxes payable decreased by $3.8 million during fiscal 2000, of which $29.3 million was accrued interest for the make whole provision on the 10% subordinated convertible notes which were automatically converted to equity on October 19, 2000.

     The Company's business is highly capital intensive. During fiscal 2000, the Company incurred capital expenditures of approximately $93.6 million. Capital expenditures have primarily been made to upgrade or replace existing equipment in Thailand and for wafer production in the United States, to support new manufacturing processes and new technologies, such as GMR. The Company's plan for capital equipment purchases during fiscal 2001 is approximately $90 - 100 million, excluding any capital requirements for Scion; however, to the extent yields for the Company's products are lower than expected, demand for such products exceed Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of September 30, 2000, total commitments for construction or purchase of capital equipment were approximately $50 million. The Company believes that it will have sufficient positive cash flows from operations, access to the capital leasing market, access to the public debt market and also access to the private and public equity markets to fund such commitments.

     During fiscal year 2000, the Company decided to re-align its worldwide operations with market conditions and to improve productivity of the Company's manufacturing facilities. It made the decision to dissolve its joint venture RRSMI with Sumitomo, to close its wafer fabrication operations in Japan (RRSMI), and to cease its head stack operations in the Philippines. This resulted in a restructuring charge of approximately $120.8 million, comprised of $107.4 million to write off or write down facilities and equipment, $7.1 million for lease commitments, $6.2 million for severance and benefits for terminated employees, and $0.1 million for other expenses associated with the restructuring plan. The net effect, after minority interest, for the total restructuring charge is $88.6 million. Thus, $32.2 million of minority interest is related to the dissolution of RRSMI. The restructuring has lowered the Company's fixed costs and is expected to provide a faster response to customer changes through improvement in manufacturing cycle time. The Company estimates the restructuring will produce an annual cost savings of $80 million.

     In connection with the joint venture with Sumitomo, SMI converted $19.3 million of RRSMI debt to RRSMI equity during fiscal 2000. During fiscal 2000, the Company and Sumitomo agreed to dissolve the joint venture and agreed to fund RRSMI equally to complete the dissolution. RRSMI's balance sheet at September 30, 2000 included cash and cash equivalents of $11.9 million, and total assets of $14.7 million.

     Net proceeds used in financing activities were $0.7 million, of which proceeds from the March 2000 note exchange netted $54.2 million, borrowings by Read-Rite (Thailand) Company Limited ("RRT") were $20.0 million; proceeds from issuance of common stock were $35.4 million comprised of approximately $17.2 million from State of Wisconsin Investment Board, $15.0 million from Tyco, and $3.2 million from employee stock purchases; short-term borrowings from SMI were $8.8 million. These proceeds were offset by payments under debt obligations of $119.0 million.

     In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("6.5% Notes"). Principal is due September 2004 with semi-annual interest payments due on March 1 and September 1 of each year. The 6.5% Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. As of September 30, 2000, approximately $19.8 million represented by the 6.5% Notes were outstanding.

     In March 2000, the Company completed an exchange of $325.2 million of the outstanding 6.5% Notes for $162.6 million of 10% convertible subordinated notes ("10% Notes"), and sold an additional $61.2 million of the 10% Notes for additional working capital needs and for fees related to the conversion. The 10% Notes are due September 2004 with semi-annual interest payments due March 1 and September 1 of each year; interest can be paid in cash or stock at the option of the Company. The 10% Note holders can convert the notes to stock at any time for $4.51 per share. As of September 30, 2000, 10% Note holders had voluntarily converted approximately $36.3 million of the outstanding 10% Notes to equity, and approximately $187.5 million represented by the 10% Notes were outstanding. The Company had the right to automatically convert the 10% Notes to stock if certain conditions relating to the Company's closing stock price are met. On September 29, 2000, the Company announced that these conditions were met and that it would exercise its right of automatic conversion.

     As of September 30, 2000, the Company had $28.8 million in borrowings under a secured credit facility. The terms of the credit facility require the Company to maintain certain financial ratios and observe a series of additional covenants, and prohibit the Company from paying dividends without prior bank approval. As of September 30, 2000, the Company was not in compliance with certain financial covenants required by the credit facility.

  Events Occurring Subsequent to September 30, 2000 Affecting Liquidity and Capital Resources

     Subsequent to September 30, 2000, the Company completed several financing transactions that significantly improved its financial position and liquidity.

     - In October 2000, the Company completed the automatic conversion of all remaining 10% subordinated convertible notes to common stock. As of September 30, 2000, approximately $187.5 million of the Company's 10% convertible subordinated notes were outstanding. The automatic conversion called for the face value of the notes to be converted to common stock at $4.51 per share, and it also included a "make whole" provision that guaranteed interest for a minimum of two years, which was also paid in common stock. The fair value of the make whole interest paid to bondholders was approximately $29.3 million. Approximately 45.3 million shares of common stock were issued in October 2000 in conjunction with the conversion and "make whole" provision.

     - In November 2000, the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board.

     - In October and December 2000, the Company repaid the remaining balance of $28.8 million under the secured term loan. The Company was not in compliance with certain financial covenants required by the Credit Facility.

     The following pro forma balance sheet data is presented as if the preceding subsequent events had taken place on September 30, 2000:

                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2000             2000
                                                       ACTUAL          PRO FORMA
                                                    -------------    -------------
                                                            (IN THOUSANDS)
Cash and investments..............................    $ 64,462         $ 54,612
Current assets....................................    $192,104         $182,254
Total assets......................................    $493,348         $477,234
Current portion of long term debt.................    $ 39,849         $ 11,099
Current liabilities...............................    $196,262         $136,361
Long-term liabilities.............................    $237,814         $ 50,304
Minority interest.................................    $ 19,341         $ 19,341
Stockholders' equity..............................    $ 39,931         $271,228
Common stock outstanding..........................      69,014          117,014

     In addition, in October 2000, Scion Photonics, Inc., a subsidiary of the Company, received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Partners, in exchange for approximately 20% of the outstanding stock of Scion Photonics, Inc. These funds are restricted for the operations and capital requirements of Scion Photonics, Inc.

     The Company believes that it will have sufficient positive cash flows from operations to meet planned operating requirements during fiscal 2001. The Company has restructured its operations and believes that it has improved its ability to control expenditures. However, there can be no assurance the Company will be successful in generating the cash required to meet operating requirements. If industry conditions become unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital needs and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. If these events were to occur the Company believes that it has sufficient access to the capital leasing market, additional bank facilities, access to the public debt market and access to the private and public equity markets to ensure adequate operating liquidity through fiscal 2001. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all. If required, financing alternatives available to the Company may be highly dilutive to current shareholders.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

NET SALES

     The following tables set forth certain sales information for the Company's customers and HGA/HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 2000:

                                                              2000    1999    1998
                                                              ----    ----    ----
Customers
  Maxtor....................................................   40%     32%     25%
  Western Digital...........................................   20%     37%     49%
  Samsung...................................................   19%     19%     15%
  Quantum...................................................   12%     --       3%
  All Others................................................    9%     12%      8%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ---     ---     ---
HGA/HSA Product Mix
  HGA.......................................................   40%     16%     11%
  HSA.......................................................   54%     81%     86%
  Other.....................................................    6%      3%      3%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ---     ---     ---

     The figures in fiscal 2000 include both direct shipments and shipments to third parties who sub-assemble products on behalf of these customers.

  Fiscal 2000 Compared to Fiscal 1999

     Net sales were $555.9 million during fiscal 2000, a 22.4% decrease from net sales of $716.5 million during fiscal 1999. The decrease in the Company's net sales for fiscal 2000 compared to fiscal 1999 was due to lower average selling prices ("ASPs") for both HGA units and HSA units and the continued industry-wide trend towards fewer heads per disk drive, partially offset by an increase in HGA unit sales. The Company experienced a 111.9% growth in unit sales of HGAs and a 31.6% decline in unit sales of HSAs in fiscal 2000 compared to fiscal 1999. An HSA sells for approximately four times the ASP of an HGA.

     Net sales of MR/GMR products were $501.9 million, or 90% of total net sales, in fiscal 2000, compared to $646.6 million, or 90% of net sales, in fiscal 1999. Advanced inductive products represented $19.4 million, or 3% of net sales, in fiscal 2000, compared to $33.9 million, or 5% of net sales, in fiscal 1999.

     The decrease in net sales was mainly attributable to overall lower ASPs during fiscal 2000 for HGA and HSA products. ASPs for HGAs and HSAs products decreased by 8% and 24%, respectively, in fiscal 2000, compared to fiscal 1999. The decrease in ASPs for HSAs were due to fewer HGAs per HSA as a result of increased areal-density in low cost PCs, and the continued fierce HDD competitive pricing environment. However, the Company experienced an improvement in ASPs during the fourth quarter of fiscal 2000.

     The Company's product mix continued to be predominately HSAs, as net sales of HSAs and HGAs accounted for approximately 54% and 40%, respectively, of net sales during fiscal 2000, compared to approximately 81% and 16%, respectively, of net sales during fiscal 1999. The Company expects this fiscal 2000 product mix shift from HSAs to HGAs to continue in fiscal 2001. The Company's sales continue to be primarily focused in the 3.5" disk form factor market, accounting for 87%, 96% and 91% of the Company's net sales during fiscal 2000, 1999 and 1998, respectively.

     The Company's customer base remains highly concentrated, as the substantial majority of net sales were to six major storage device manufacturers during fiscal 2000 and 1999. The Company's three largest customers accounted for 79%, 88%, and 89% of the Company's net sales during fiscal 2000, 1999 and 1998, respectively.

  Fiscal 1999 Compared to Fiscal 1998

     Net sales were $716.5 million during fiscal 1999, an 11.4% decrease from net sales of $808.6 million during fiscal 1998. The decrease in the Company's net sales for fiscal 1999 compared to fiscal 1998 was due to lower ASPs ("ASP") for both HGA units and HSA units, the industry's quicker than anticipated transition from MR to GMR technology, which caused the Company to miss design wins on certain GMR programs, and the continued industry-wide trend towards fewer heads per disk drive. Despite these unfavorable conditions, the Company experienced growth in unit sales volume in fiscal 1999 compared to fiscal 1998. Unit sales of HGAs and HSAs increased by 39.3% and 5.5%, respectively, in 1999 compared to fiscal 1998.

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

     The Company's product mix continued to be predominately HSAs, as net sales of HSAs and HGAs accounted for approximately 81% and 16%, respectively, of net sales during fiscal 1999, compared to approximately 86% and 11%, respectively, of net sales during fiscal 1998. The Company's sales were primarily focused in the 3.5" disk form factor market, accounting for 97% and 96% of the Company's net sales during fiscal 1999 and 1998, respectively.

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

  Fiscal 2000 Compared to Fiscal 1999

     The Company's negative gross margin, expressed as a percentage of net sales, was (11.0)% of net sales during fiscal 2000, compared to a negative gross margin of (3.2%) of net sales during fiscal 1999. The increase in the negative gross margin percentage during fiscal 2000 was affected by a charge of $8.1 million included in cost of sales related to the write-off of excess or obsolete inventories as part of the closure of the Company's wafer fab in Japan, the closure of head stack assembly operations in the Philippines and the relocation of those operations to Thailand. Without the special charge, the adjusted gross loss during fiscal 2000 was (9.5)%. The increase in negative gross margin percentage (excluding the special charges) from (3.2)% in fiscal 1999 to (9.5)% in fiscal 2000 was primarily due to the impact of lower ASPs for both HGA and HSA products, partially offset by higher unit sales in HGAs, and a shift of product mix from HSA to HGA.

     During the fourth quarter of fiscal 2000, a positive gross margin of $8.2 million was achieved primarily due to an increase in ASPs, improvement in manufacturing yields, and higher unit volumes. The Company anticipates this trend to continue in fiscal 2001.

  Fiscal 1999 Compared to Fiscal 1998

     The Company's negative gross margin, expressed as a percentage of net sales, was (3.2)% of net sales during fiscal 1999, compared to a gross loss of (16.4)% of net sales during fiscal 1998. The decrease in the negative gross margin percentage during fiscal 1999 was primarily due to a fiscal 1998 charge of $114.8 million included in cost of sales related to the Company's decision to accelerate its transition to MR technology. Without the special charge, the adjusted negative gross margin during fiscal 1998 was (2.2)%. The increase in negative gross margin from (2.2)% in fiscal 1998 to (3.2)% in fiscal 1999 was primarily due to the impact of lower ASPs for both HGA and HSA products, partially offset by higher unit sales and lower average fixed costs per unit, and a shift of product mix from HSA to HGA.

     For a discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks."

RESEARCH AND DEVELOPMENT EXPENSES

  Fiscal 2000 Compared to Fiscal 1999

     Research and development ("R&D") expenses were $65.0 million during fiscal 2000, a 29.5% decrease from R&D expenses of $92.2 million during fiscal 1999. The decrease in R&D expenses was attributable to the Company's decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000, and continued cost containment efforts. The Company is fully committed to, and continues to invest a significant portion of its resources for, its development efforts in GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. The Company expects the investment in R&D to remain materially consistent in fiscal 2001 as a continued benefit of the elimination of duplicate R&D efforts at RRSMI.

     From time to time, the Company has engaged in fully or partially funded R&D for certain existing or potential customers. R&D funding under such projects is offset as expenses are incurred. During fiscal 2000, there was no customer development funding; whereas, $2.8 million of development funding was offset against R&D expenses in fiscal 1999.

  Fiscal 1999 Compared to Fiscal 1998

     R&D expenses were $92.2 million during fiscal 1999, compared to the R&D expenses of $92.3 million during fiscal 1998. The Company invested a significant portion of its resources for development efforts in GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements.

     During fiscal 1999, $2.8 million of development funding was offset against R&D expenses. During fiscal 1998, $8.6 million of development funding was offset against R&D expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Fiscal 2000 Compared to Fiscal 1999

     Selling, general & administrative ("SG&A") expenses were $27.2 million during fiscal 2000, a 7% decrease from SG&A expenses of $29.2 million during fiscal 1999. The decrease in SG&A expenses was mainly due to the reduction of the reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis, in fiscal 1997. The Company expects that SG&A expenses will increase slightly during fiscal 2001.

  Fiscal 1999 Compared to Fiscal 1998

     SG&A expenses were $29.2 million during fiscal 1999, a 14% decrease from SG&A expenses of $34.1 million during fiscal 1998. The decreases in SG&A expenses were mainly due to the Company's decision to terminate its manufacturing operations in Malaysia during the later half of fiscal 1998, the reduction in the Company's worldwide headcount through layoffs and attrition during fiscal 1999, and continued cost containment efforts.

RESTRUCTURING COSTS

  2000 Restructuring Costs

     During fiscal 2000, the Company incurred a restructuring charge of $120.8 million. The restructuring costs reflect the Company's strategy to align the worldwide operations with market conditions and to improve productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to close its wafer fabrication operations in Japan and cease its head stack operations in the Philippines. The restructuring costs consisted of $107.4 million to write off or write down facilities and equipment, $7.1 million for lease commitments, $6.2 million for severance and benefits for terminated employees, and $0.1 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company expected a workforce reduction of approximately 3,700 employees and 100 contractors, of which approximately 200 and 3,400 were engaged in manufacturing in activities in Japan and the Philippines, respectively. The Company anticipates the restructuring effort will produce an annual cost savings of $80 million.

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

  1998 Restructuring Costs

     During the third quarter of fiscal 1998, the Company incurred a restructuring charge of $93.7 million. The restructuring costs reflect the Company's strategy to align worldwide operations with market conditions and to improve the productivity of the Company's decision to cease its manufacturing operations in Malaysia and the write-off of excess equipment at the Company's other manufacturing locations.

     The restructuring costs consisted of $70.0 million to write off or write down facilities and equipment, $7.2 million to write off goodwill associated with the Company's original purchase of its Malaysian manufacturing operations, $10.0 million for severance and benefits for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company expected a workforce reduction of approximately 4,300 full-time manufacturing employees. As of September 30, 1998, approximately 4,200 employees had been terminated and cash payments totaling approximately $13.3 million had been made for employee severance and benefits and other expenses associated with the restructuring plan. In fiscal 1999, the Company completed the remaining restructuring activities under the plan.

INTEREST EXPENSE

  Fiscal 2000 Compared to Fiscal 1999

     Interest expense was $33.1 million during fiscal 2000, compared to $31.9 million during fiscal 1999. The increase in interest expense during fiscal 2000 was primarily due to an increase in average outstanding debt resulting from the Company's $61.2 million issuance of new 10% convertible notes offset by the 2 for 1 exchange of 6.5% convertible notes for 10% convertible notes. The conversion of this debt to equity will save the Company approximately $5 million in interest expense per quarter, or approximately $80 million over the remaining life of the 10% Notes.

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

DEBT CONVERSION EXPENSES

     During fiscal 2000, the Company incurred debt conversion expenses of $29.3 million relating to the make whole interest provision on the automatic conversion to equity of the outstanding 10% subordinated convertible notes.

INTEREST INCOME AND OTHER, NET

  Fiscal 2000 Compared to Fiscal 1999

     Interest income and other, net was $11.1 million during fiscal 2000, compared to $4.1 million during fiscal 1999. The increase in interest income and other, net during fiscal 2000 was primarily due to gains on the sale of equipment, used manufacturing supplies and an option on leased property in the Philippines, reductions in overall foreign exchange losses offset by a reduction in interest income resulting from lower cash balances throughout the year.

  Fiscal 1999 Compared to Fiscal 1998

     Interest income and other, net was $4.1 million during fiscal 1999, compared to $7.1 million during fiscal 1998. The decrease in interest income and other, net during fiscal 1999 was primarily due to foreign exchange losses related to the fluctuation of the Japanese yen and other foreign currency exchange balance sheet exposure.

PROVISION FOR INCOME TAXES

  Fiscal 2000 Compared to Fiscal 1999

     There was no income tax provision during fiscal 2000, compared to the income tax benefit rate of 12.4% during fiscal 1999. The income tax benefit rate during fiscal 1999 was primarily attributable to the revaluation of tax accounts.

     The Company's deferred tax assets relate to potential tax benefits in the United States. Based on the Company's recent history of losses in the U.S., the lack of carryback availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                           2000        1999
                                                         --------    --------
Available-for sale investments.........................  $ 40,968    $212,417
Variable rate borrowings...............................  $ 65,250    $163,933
Fixed rate borrowings..................................  $496,501    $146,639

     A hypothetical one percentage point decrease in interest rates would result in an approximate $0.3 million and a $6.3 million adverse change in the net fair value of the Company's interest rate sensitive securities as of the end of fiscal 2000 and 1999, respectively. This potential change in fair value is based on sensitivity analyses performed on the Company's financial positions at September 30, 2000 and 1999. Actual results may differ materially.

     As of September 30, 2000, the fair value of the Company's 10% convertible subordinated notes is approximately $480 million and is classified as fixed rate borrowings. Because of the notes' conversion features, the fair value of these securities is primarily based upon the market price of the Company's common stock.

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

                                                                 SEPTEMBER 30, 2000
                                                    ---------------------------------------------
                                                     NOTIONAL         AVERAGE         *ESTIMATED
                                                      AMOUNT       CONTRACT RATE      FAIR VALUE
                                                    ----------    ---------------    ------------
                                                    (IN THOUSANDS, EXCEPT AVERAGE CONTRACT RATE)
Foreign currency forward exchange contracts to
  purchase foreign currencies:
  Philippine peso.................................    $ 2,827          45.75              $0
  Thai baht.......................................    $34,694          41.58              $0

                                                                 SEPTEMBER 30, 1999
                                                    ---------------------------------------------
                                                     NOTIONAL         AVERAGE         *ESTIMATED
                                                      AMOUNT       CONTRACT RATE      FAIR VALUE
                                                    ----------    ---------------    ------------
                                                    (IN THOUSANDS, EXCEPT AVERAGE CONTRACT RATE)
Foreign currency forward exchange contracts to
  purchase foreign currencies:
  Philippine peso.................................    $12,957           40.78             $0
  Thai baht.......................................    $20,645           41.04             $0
  Singapore dollar................................    $   988            1.71             $0
  Japanese yen....................................    $39,000          103.08             $0

---------------
* Estimated fair value is equivalent to unrealized net gain (loss) on existing contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                      SEPTEMBER 30,
                                                          --------------------------------------
                                                             2000          2000          1999
                                                          ----------    -----------    ---------
                                                                        PRO FORMA*
                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents.............................  $  64,462      $  54,612     $  80,547
  Short-term investments................................         --             --       145,856
  Accounts receivable, net of allowance of $1,826 in
     2000 and $2,594 in 1999............................     87,840         87,840        45,981
  Inventories...........................................     34,199         34,199        31,186
  Prepaid expenses and other current assets.............      5,603          5,603         6,049
                                                          ---------      ---------     ---------
          Total current assets..........................    192,104        182,254       309,619
Property, plant, and equipment, net.....................    285,053        285,053       457,189
Intangible and other assets.............................     16,191          9,927        17,682
                                                          ---------      ---------     ---------
          Total assets..................................  $ 493,348      $ 477,234     $ 784,490
                                                          =========      =========     =========
       LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing..................................  $      --      $      --     $  10,521
  Accounts payable......................................     72,995         72,995        71,397
  Accrued compensation and benefits.....................     24,797         24,797        26,052
  Accrued interest payable..............................     31,671            520         4,090
  Other accrued liabilities.............................     26,950         26,950        31,256
  Current portion of long-term debt and capital lease
     obligations........................................     39,849         11,099       147,589
                                                          ---------      ---------     ---------
          Total current liabilities.....................    196,262        136,361       290,905
Convertible subordinated notes..........................    207,312         19,802       345,000
Other long-term debt and capital lease obligations......     25,400         25,400        16,668
Other long-term liabilities.............................      5,102          5,102         5,781
                                                          ---------      ---------     ---------
          Total liabilities.............................    434,076        186,665       658,354
                                                          ---------      ---------     ---------
Commitments and contingencies
Minority interest in consolidated subsidiary............     19,341         19,341        41,927
Stockholders' equity:
  Preferred stock, $0.0001 par value; 4,000 shares
     authorized, none issued............................         --             --            --
  Common stock, $0.0001 par value; 160,000 shares
     authorized, 69,014 and 49,675 issued in 2000 and
     1999, respectively (117,014 pro forma).............          7             11             5
  Additional paid-in capital............................    449,800        681,093       369,274
  Accumulated deficit...................................   (409,137)      (409,137)     (284,308)
  Accumulated other comprehensive loss..................       (739)          (739)         (762)
                                                          ---------      ---------     ---------
          Total stockholders' equity....................     39,931        271,228        84,209
                                                          ---------      ---------     ---------
          Total liabilities, minority interest in
            consolidated subsidiary and stockholders'
            equity......................................  $ 493,348      $ 477,234     $ 784,490
                                                          =========      =========     =========

---------------
* Refer to Note 16 for the basis of presentation of the pro forma balance sheet information.
        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Net sales...............................................  $ 555,860    $ 716,460    $ 808,622
Cost of sales -- on net sales...........................    608,772      739,725      826,602
Cost of sales -- special charges........................      8,142           --      114,800
                                                          ---------    ---------    ---------
Gross margin (loss).....................................    (61,054)     (23,265)    (132,780)
Operating expenses:
  Research and development..............................     64,995       92,211       92,265
  Selling, general and administrative...................     27,220       29,154       34,137
  Restructuring costs...................................    120,793       37,685       93,728
                                                          ---------    ---------    ---------
          Total operating expenses......................    213,008      159,050      220,130
                                                          ---------    ---------    ---------
Operating loss..........................................   (274,062)    (182,315)    (352,910)
Interest expense........................................     33,053       31,910       29,648
Debt conversion expenses................................     29,349           --           --
Interest income and other, net..........................     11,106        4,143        7,126
                                                          ---------    ---------    ---------
Loss before provision (benefit) for income taxes,
  minority interest, and extraordinary item.............   (325,358)    (210,082)    (375,432)
Provision (benefit) for income taxes....................         --      (25,946)     (24,577)
                                                          ---------    ---------    ---------
Loss before minority interest...........................   (325,358)    (184,136)    (350,855)
Minority interest in net loss of consolidated
  subsidiary............................................    (41,895)     (28,421)     (31,108)
                                                          ---------    ---------    ---------
Loss before extraordinary item..........................   (283,463)    (155,715)    (319,747)
Extraordinary item -- gain on conversion of debt........    158,634           --           --
                                                          ---------    ---------    ---------
Net loss................................................  $(124,829)   $(155,715)   $(319,747)
                                                          =========    =========    =========
Loss per basic and diluted share before extraordinary
  item..................................................  $   (5.13)   $   (3.16)   $   (6.59)
Extraordinary income per share..........................       2.87           --           --
                                                          ---------    ---------    ---------
Basic and diluted net loss per common share.............  $   (2.26)   $   (3.16)   $   (6.59)
                                                          =========    =========    =========
Shares used in basic and diluted per common share
  computation...........................................     55,220       49,352       48,513
                                                          =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                         -------------------------------------
                                                           2000          1999          1998
                                                         ---------    -----------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss...............................................  $(124,829)   $  (155,715)   $(319,747)
Adjustments required to reconcile net loss to cash
  provided by operations:
  Depreciation.........................................    161,003        187,254      223,980
  Amortization.........................................      2,916          3,246        5,077
  Extraordinary gain from debt conversion..............   (158,634)            --           --
  Non-cash portion of restructuring costs..............    106,601         29,732       77,205
  Minority interest in net income (loss) of
     consolidated subsidiary...........................    (41,895)       (28,421)     (31,108)
  Deferred income taxes................................        (55)       (24,331)     (24,988)
  (Gain)/loss on disposal of fixed assets..............     (3,389)           312        1,261
  Interest expense paid in common stock................      9,510             --           --
  Other non-cash expenses..............................        546            720        2,194
  Changes in assets and liabilities:
     Accounts receivable...............................    (41,859)        64,356       68,378
     Inventories.......................................     (3,013)        21,181       39,120
     Prepaid expenses and other current assets.........        446          4,012        4,934
     Accounts payable, accrued liabilities and income
       taxes payable...................................     (3,792)       (28,222)     (55,068)
     Accrued debt conversion expenses..................     29,349             --           --
Other assets and liabilities, net......................       (566)         2,126       (1,650)
                                                         ---------    -----------    ---------
          Net cash provided by (used in) operating
            activities.................................    (67,661)        76,250      (10,412)
                                                         ---------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................    (93,621)      (101,002)    (186,223)
Maturities of available-for-sale investments...........    589,909      1,499,555      675,541
Purchase of available-for-sale investments.............   (444,053)    (1,599,373)    (542,071)
                                                         ---------    -----------    ---------
          Net cash provided by (used in) investing
            activities.................................     52,235       (200,820)     (52,753)
                                                         ---------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing.....................      8,788         31,454        6,952
Proceeds from issuance of notes........................     54,177             --           --
Proceeds from other long-term debt.....................     20,000        167,000           --
Payment of other long-term debt and capital lease
  obligations..........................................   (119,008)       (61,056)      (5,761)
Proceeds from issuance of common stock, net............     35,384          5,275        5,829
                                                         ---------    -----------    ---------
          Net cash provided by (used in) financing
            activities.................................       (659)       142,673        7,020
                                                         ---------    -----------    ---------
Net increase (decrease) in cash and cash equivalents...    (16,085)        18,103      (56,145)
Cash and cash equivalents at beginning of period.......     80,547         62,444      118,589
                                                         ---------    -----------    ---------
Cash and cash equivalents at end of period.............  $  64,462    $    80,547    $  62,444
                                                         =========    ===========    =========
Supplemental disclosures of non-cash activities:
  Conversion of joint venture debt by minority
     shareholder.......................................  $  19,309    $    28,332    $      --
  Conversion of debt to common stock...................     35,111             --           --
Supplemental disclosures of cash flow information:
  Interest paid during the year........................     22,511         30,789       28,751
  Income taxes paid (refunded) during the year.........     (1,087)          (312)         232

        See accompanying notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              (ACCUMULATED    ACCUMULATED
                                               COMMON   COMMON   ADDITIONAL     DEFICIT)         OTHER           TOTAL
                                               STOCK    STOCK     PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                               SHARES   AMOUNT    CAPITAL       EARNINGS        INCOME          EQUITY
                                               ------   ------   ----------   ------------   -------------   -------------
Balance at September 30, 1997................  48,133    $ 5      $354,546     $ 191,154         $ (52)        $ 545,653
                                                                                                               ---------
Components of comprehensive income:
Net loss.....................................     --      --            --      (319,747)           --          (319,747)
Change in unrealized gain on
  available-for-sale investments, net of
  income taxes of $0.........................     --      --            --            --          (607)             (607)
                                                                                                               ---------
Total comprehensive loss.....................                                                                   (320,354)
                                                                                                               ---------
Issuance of common stock under stock option
  plans......................................    104      --           921            --            --               921
Issuance of common stock under employee stock
  purchase plan..............................    332      --         5,010            --            --             5,010
Issuance of common stock under 401(K)plan....    200      --         2,801            --            --             2,801
Repurchase of common stock...................     (5)     --          (102)           --            --              (102)
                                               ------    ---      --------     ---------         -----         ---------
Balance at September 30, 1998................  48,764      5       363,176      (128,593)         (659)          233,929
                                                                                                               ---------
Components of comprehensive loss:
Net loss.....................................     --      --            --      (155,715)           --          (155,715)
Change in unrealized gain/(loss) on
  available-for-sale investments, net of
  income taxes of $0.........................     --      --            --            --          (103)             (103)
                                                                                                               ---------
Total comprehensive loss.....................                                                                   (155,818)
                                                                                                               ---------
Issuance of common stock under stock option
  plans......................................    206      --         1,902            --            --             1,902
Issuance of common stock under employee stock
  purchase plan..............................    581      --         3,373            --            --             3,373
Issuance of common stock under 401(K)plan....    124      --           819            --            --               819
Issuance of common stock under service
  awards.....................................     --      --             4            --            --                 4
                                               ------    ---      --------     ---------         -----         ---------
Balance at September 30, 1999................  49,675      5       369,274      (284,308)         (762)           84,209
                                                                                                               ---------
Components of comprehensive loss:
Net loss.....................................     --      --            --      (124,829)           --          (124,829)
Change in unrealized gain/(loss) on
  available-for-sale investments, net of
  income taxes of $0.........................     --      --            --            --            23                23
                                                                                                               ---------
Total comprehensive loss.....................                                                                   (124,806)
                                                                                                               ---------
Issuance of common stock under stock option
  plans......................................    269      --         1,749            --            --             1,749
Issuance of common stock under employee stock
  purchase plan..............................    500      --         1,474            --            --             1,474
Issuance of common stock under 401(K)plan....    111      --           507            --            --               507
Issuance of common stock as payment of note
  interest...................................  1,983      --         9,510            --            --             9,510
Issuance of common stock under note
  conversions................................  8,419       1        35,110            --            --            35,111
Issuance of common stock through private
  placements.................................  8,057       1        32,160            --            --            32,161
Compensation expense on options issued to
  non-employees..............................     --      --            16            --            --                16
                                               ------    ---      --------     ---------         -----         ---------
Balance at September 30, 2000................  69,014    $ 7      $449,800     $(409,137)        $(739)        $  39,931
                                               ======    ===      ========     =========         =====         =========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Read-Rite Corporation (the "Company") designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers. The substantial majority of the Company's net sales during fiscal 2000 were to six major disk drive manufacturers whose corporate headquarters are located in the United States.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, including Scion Photonics and Read-Rite SMI ("RRSMI"), the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd ("SMI"), which began liquidation proceedings in fiscal 2000. Intercompany balances and transactions have been eliminated in consolidation.

     Minority interest represents the minority stockholder's proportionate share of the equity in the net assets and in the net income or loss of RRSMI. The Company owns 50% plus two shares of the voting stock, a majority interest of RRSMI. All decisions made by RRSMI in the ordinary course of business do not require minority shareholder approval.

     The Company maintains a 52/53-week fiscal year cycle ending on the Sunday closest to September 30. To conform the Company's fiscal year ends, a fifty-third week must be added to every sixth or seventh fiscal year. Fiscal 2000 had 53 weeks and ended on October 1. Fiscal years 1999 and 1998 each comprised 52 weeks and ended on September 26 and September 27, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     Certain amounts in fiscal 1999 and 1998 financial statements have been reclassified to conform to the fiscal 2000 presentation.

     Although the Company experienced net losses in fiscal 2000, 1999 and 1998, the Company has restructured its operations (see Note 9) and its debt (see Note
15). In addition, the Company believes it has established a technological leadership position in its industry. As such, the Company believes that it will have sufficient positive cash flow from operations to meet planned operating requirements during fiscal 2001.

     However, if industry conditions become unfavorable, the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital needs and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. If either of these events were to occur, the Company believes that it has sufficient access to the capital leasing market, additional bank facilities, access to the public debt market and access to the private and public equity markets to ensure adequate operating liquidity through fiscal 2001.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

     The Company generally recognizes revenue when title passes, and provides currently for the estimated costs to rework products that may be returned under warranty claims. The Company does not grant customers the right to return products, except under warranty claims. For direct shipments to customers, the Company recognizes revenue based upon the transfer of title and risk of loss as defined under the shipping terms. The

Company also stores its inventory in warehouses (JIT hubs) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss upon the customer's acknowledgement of the receipt of the goods. The Company does not recognize revenue on products shipped to subcontractors under arrangements that require the Company to repurchase the goods at a later date.

EARNINGS (LOSS) PER SHARE

     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. The effects of the assumed conversion of common stock equivalents are not included in the diluted loss per share calculation as the effect would be antidilutive. (See Note 7 for calculation of net loss per share.)

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Cash equivalents consist of money market funds, commercial paper and government agency obligations. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at September 30, 2000 and 1999.

     The Company classifies its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income within stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company's policy to write off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product as to whether it is newly introduced or is approaching its end of life, and the impact of competitor announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand.

     Inventories consisted of the following at September 30 (in thousands):

                                                            2000       1999
                                                           -------    -------
Raw material.............................................  $ 2,803    $ 5,692
Work-in-process..........................................   26,659     19,624
Finished goods...........................................    4,737      5,870
                                                           -------    -------
          Total inventories..............................  $34,199    $31,186
                                                           =======    =======

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from one to ten years for tooling, equipment and furniture and fixtures, and primarily 20 years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. The Company evaluates property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, the carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be permanently impaired. If this review indicates an asset's carrying value is not recoverable, the asset's carrying value is reduced to its estimated fair value.

     Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
Land................................................  $    8,694    $   10,291
Building............................................     106,757       133,313
Equipment...........................................     921,470       992,977
Furniture and fixtures..............................      12,479        24,803
Leasehold improvements..............................      79,763        75,496
                                                      ----------    ----------
Property, plant and equipment.......................   1,129,163     1,236,880
Less: Accumulated depreciation......................     844,110       779,691
                                                      ----------    ----------
          Total property, plant and equipment,
            net.....................................  $  285,053    $  457,189
                                                      ==========    ==========

INTANGIBLE AND OTHER ASSETS

     The net deferred costs associated with the Company's convertible subordinated notes offering and exchange, as further discussed in Note 4, "Debt and Capital Lease Obligations," were approximately $6.6 million and $6.3 million at September 30, 2000 and 1999, respectively. Accumulated amortization was approximately $5.5 million and $2.7 million at September 30, 2000 and 1999, respectively, and the net deferred costs are being amortized to interest expense on a straight-line basis over the term of the notes.

RESEARCH AND DEVELOPMENT EXPENSES

     From time to time, the Company has engaged in research and development ("R&D") fully or partially funded by other parties. R&D expenses under such projects were offset as incurred to the extent development funds were provided. No development funding offset R&D expenses in fiscal 2000. R&D expenses were offset by development funding of $2.8 million and $8.6 million in fiscal 1999 and 1998, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FAS 133, which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The impact of adopting SFAS 133 is not material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be effective beginning in the fourth quarter of fiscal 2001. SAB 101 is not expected to have a significant effect on the Company's financial statements.

FOREIGN CURRENCY REMEASUREMENT

     All foreign operations have the U.S. dollar as the functional currency. As such, monetary assets and liabilities are remeasured at the year-end exchange rates. Certain non-monetary assets and liabilities are remeasured using the rate in effect at the date of transaction. Statements of operations are remeasured at the average exchange rates during the year. Gains and losses from foreign currency remeasurement are included in current operations.

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

     The Company manages foreign currency exposure for the Thai baht, Singapore dollar, Philippine peso and Japanese yen. Realized and unrealized gains and losses on foreign currency forward contracts are not deferred and are recorded in interest income and other, net, which also includes remeasurement gains and losses. These amounted to a net foreign exchange loss of approximately $0.4 million and $4.8 million in fiscal 2000 and 1999, respectively, and a net foreign exchange gain of approximately $2.6 million during fiscal 1998.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," pro forma net loss and net loss per share amounts have been disclosed in Note 8, Employee Stock and Benefit Plans.

NOTE 2. FINANCIAL INSTRUMENTS

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At September 30, 2000 all of the Company's available-for-sale securities were held in money market funds with fair market values that approximated cost.

     The following is a summary of available-for-sale securities at September 30, 1999 (in thousands):

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST          GAIN          LOSS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
Money market funds..............................  $ 34,391         $--          $ --        $ 34,391
Time deposits...................................     5,318         --             --           5,318
Commercial paper................................    56,754         --            (26)         56,728
Corporate bonds.................................    15,127          3             --          15,130
Auction rate preferred stocks...................   100,850         --             --         100,850
                                                  --------         --           ----        --------
          Total available-for-sales
            securities..........................  $212,440         $3           $(26)       $212,417
                                                  ========         ==           ====        ========
Included in cash equivalents....................                                            $ 66,561
Included in short-term investments..............                                             145,856
                                                                                            --------
          Total available-for-sale securities...                                            $212,417
                                                                                            ========

     There were no gross realized gains or losses in any category of investment during fiscal 2000, 1999 and 1998.

DERIVATIVE FINANCIAL INSTRUMENTS

     Outstanding notional amounts for derivative financial instruments at September 30 were as follows (in thousands/U.S. dollars):

                                                         2000       1999       1998
                                                        -------    -------    -------
Foreign currency forward contracts to purchase foreign
  currencies:
  Philippine peso.....................................  $ 2,827    $12,957    $ 9,014
  Thai baht...........................................   34,694     20,645     19,073
  Japanese yen........................................       --     39,000     14,800
  Singapore dollar....................................       --        988         --

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

     Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):

                                                   2000                      1999
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
Cash and cash equivalents...............  $ 64,462     $ 64,462     $ 80,547     $ 80,547
Short-term investments..................        --           --      145,856      145,856
Convertible subordinated notes..........   207,312      496,501      345,000      146,315
Other long-term debt....................    65,249       65,249      164,257      164,257

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income, net of related tax is as follows:

                                                             2000     1999     1998
                                                             -----    -----    -----
Foreign currency translation adjustment....................  $(739)   $(739)   $(739)
Unrealized gain (loss) on available-for-sale investments,
  net of tax of $0 in 2000, 1999 and 1998, respectively....     --      (23)      80
                                                             -----    -----    -----
Accumulated other comprehensive income (loss)..............  $(739)   $(762)   $(659)
                                                             =====    =====    =====

NOTE 4. DEBT AND CAPITAL LEASE OBLIGATIONS

SHORT-TERM BORROWING

     Short-term borrowing as of September 30, 1999 consisted of a Japanese yen denominated loan from a related party, SMI, to Read-Rite SMI of approximately $10.5 million.

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following at September 30 (in thousands):

                                                           2000        1999
                                                         --------    --------
Convertible subordinated notes due 2004 at 6.5%........  $ 19,802    $345,000
Convertible subordinated notes due 2004 at 10%.........   187,510          --
Secured term loan due 2001 at ABR Base + 3%............    28,750      42,500
Secured borrowing under revolving line of credit due
  2001 at LIBOR + 2%...................................        --     100,000
Secured loans due 2004 at LIBOR + 2.75%................    20,000          --
Secured loan due 2003 at LIBOR + 3.5%..................     7,500       9,500
Secured loan due 2004 at SIBOR + 3.5%..................     8,999      11,399
Capital lease obligations and other....................        --         858
                                                         --------    --------
          Total debt and capital lease obligations.....   272,561     509,257
Less: current portion..................................    39,849     147,589
                                                         --------    --------
          Total long-term debt and capital lease
            obligations................................  $232,712    $361,668
                                                         ========    ========

     At September 30, 2000, the future minimum principal payments on long-term debt based on the contractual maturity dates and capital lease obligations were as follows (in thousands):

2001......................................................  $ 39,849
2002......................................................    11,100
2003......................................................     9,600
2004......................................................   212,012
                                                            --------
          Total future minimum principal payments on
            long-term debt and capital lease
            obligations...................................  $272,561
                                                            ========

     Obligations under capital leases represent the present value of future minimum lease payments under various lease arrangements. The Company typically has an option to purchase the leased assets at the end of the lease term for the fair market value. Obligations under the lease agreements are collateralized by the assets leased. There were no capital leases in fiscal 2000. At September 30, 1999, total assets under capital leases and accumulated depreciation of assets under capital leases were approximately $4.4 million and $3.9 million, respectively.

CONVERTIBLE SUBORDINATED NOTES

     In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("6.5% Notes"), due September 2004. Interest is paid semi-annually in March and September. The 6.5% Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The 6.5% Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of 6.5% Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the 6.5% Notes will have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. As of September 30, 2000 and 1999, $19.8 million and $345.0 million of the 6.5% Notes were outstanding, respectively.

     In March 2000, an exchange offer was completed whereby the Company offered to issue 10% convertible subordinated notes ("10% Notes") due September 2004 in exchange for its 6.5% Notes. Holders of the 6.5% Notes were offered the opportunity to receive $1,000 principal amount of a 10% Note for each $2,000 principal of 6.5% Notes redeemed. Approximately $325.2 million of the existing 6.5% Notes were exchanged for $162.6 million of new 10% Notes resulting in an extraordinary gain of $158.6 million (net of no tax and net of debt issuance costs written off totaling approximately $5 million). In addition, the Company sold an additional $61.2 million of the 10% Notes for cash and payment of fees related to the exchange. Interest is paid semi-annually in March and September. The 10% Notes are subordinated in right of payment to all existing and future senior debt of the Company and any existing notes. The 10% Notes may be redeemed at the option of the Company at any time prior to maturity. The Company has an option to elect automatic conversion of the 10% Notes if the stock price has averaged 200% of the conversion price for at least 20 trading days during a 30 trading day period. If the automatic conversion occurs on or prior to March 5, 2002, the Company is obligated to pay in cash or stock, at its option, an amount equal to two years of interest less any interest already paid prior to the automatic conversion. In conjunction with meeting the criteria to elect automatic conversion and the Company's decision to do so in September 2000, the Company accrued approximately $29.3 million related to the "make whole" provision. The 10% Notes are convertible at any time by the noteholder at a conversion rate of 221.72949 shares per $1,000 principal amount of 10% Notes (equivalent to approximately $4.51 per share), subject to adjustment. As of September 30, 2000, approximately $187.5 million of the 10% Notes were outstanding. (See Note 15.)

SECURED TERM LOAN AND LINE OF CREDIT

     As of September 30, 2000 and 1999, the Company had a $28.8 million and $142.5 million, respectively, in borrowings under a secured credit facility. As of September 30, 2000 and 1999, $28.8 million and $42.5 million of the term loan was outstanding and $0 and $100 million was outstanding on a revolving line of credit, respectively. The terms of the credit facility require the Company to maintain certain financial ratios. The loss incurred by the Company during fiscal year 2000 and 1999 resulted in the Company not maintaining certain financial covenants required by the credit facility. As a result, the amount due under the credit facility has been classified as a current liability. On December 1, 2000, the Company repaid the balance of the remaining debt and terminated this facility. (See Note 15.)

NOTE 5. COMMITMENTS

PURCHASE COMMITMENTS

     Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $50 million at September 30, 2000.

OPERATING LEASES

     The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2010 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was $9,859,000, $14,095,000 and $10,697,000 during fiscal years 2000, 1999 and 1998, respectively.

     At September 30, 2000, the future minimum payments under operating leases were as follows (in thousands):

2001.......................................................  $ 8,335
2002.......................................................    5,476
2003.......................................................    2,605
2004.......................................................    1,104
2005.......................................................    1,094
After 2005.................................................    5,103
                                                             -------
          Total future minimum payments on operating
            leases.........................................  $23,717
                                                             =======

     The Company has options on certain leases that would extend the lease term for between two and 15 years. These options are not reflected in the future minimum payments as they have not been exercised.

     The Company subleases a portion of its facilities to non-related parties. The effect of this sublease income has been netted against the future minimum payments shown above. The effect of the income in fiscal 2001 and 2002 is estimated at $1.2 million and $0.4 million, respectively.

NOTE 6. INCOME TAXES

PROVISION FOR INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                                       2000        1999        1998
                                                      -------    --------    --------
Current:
  Federal...........................................  $    --    $(11,086)   $     --
  State.............................................       --         152         153
  Foreign...........................................       --     (12,709)        258
                                                      -------    --------    --------
                                                           --     (23,643)        411
                                                      -------    --------    --------
Deferred:
  Federal...........................................       --      (1,993)    (21,308)
  State.............................................       --        (311)     (3,680)
                                                      -------    --------    --------
                                                           --      (2,304)    (24,988)
                                                      -------    --------    --------
Provision (benefit) for income taxes................  $    --    $(25,947)   $(24,577)
                                                      -------    --------    --------

DEFERRED INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences and net operating loss carryforwards between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                          2000        1999
                                                        --------    ---------
Deferred tax assets:
  Inventory...........................................  $  1,062    $     566
  Accrued compensation and other benefits.............     4,635        5,834
  Basis difference in fixed assets....................        --        2,840
  Net operating loss carryforwards....................    69,277      142,926
  Deferred rental payments............................        64          156
  Charitable contribution carryforwards...............     1,022          884
  Investment and intangible valuation.................     2,239        2,142
  Deferred revenue....................................       309          297
  Other...............................................       129          461
                                                        --------    ---------
          Total deferred tax assets, gross............    78,737      156,105
Valuation allowance for deferred tax assets...........   (72,626)    (156,105)
                                                        --------    ---------
          Total deferred tax assets, net..............     6,111           --
                                                        --------    ---------
Deferred tax liabilities:
  Basis difference in fixed assets....................     6,111           --
                                                        --------    ---------
          Total deferred tax liabilities..............     6,111           --
                                                        --------    ---------
          Total deferred taxes, net...................  $     --    $      --
                                                        ========    =========

     The Company's valuation allowance for deferred tax assets decreased by $83,479,000 during fiscal 2000 and increased by $47,002,000 during fiscal 1999, respectively. Approximately $35,718,000 of the Company's valuation allowance for deferred assets at September 30, 2000 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

PROVISION FOR INCOME TAXES RECONCILIATION

     The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Income tax expense (benefit) computed at federal
  statutory rate.................................  $(113,876)   $(73,528)   $(131,401)
Net foreign earnings subject to taxes at lower
  rates..........................................     (4,538)     (7,651)        (295)
Losses for which no current year benefit is
  available......................................    113,358      80,026      109,347
Reversal of previously provided taxes............         --     (24,691)          --
Other............................................      5,056        (103)      (2,228)
                                                   ---------    --------    ---------
Provision (benefit) for income taxes.............  $      --    $(25,947)   $ (24,577)
                                                   =========    ========    =========

     Pretax loss from foreign operations was approximately $248,533,000, $165,525,000 and 275,825,000 during fiscal 2000, 1999 and 1998, respectively.
The Company enjoys tax holidays with respect to its two operations in Thailand, which will expire in fiscal 2001 and 2003, and in the Philippines, which will expire in fiscal 2003. The impact of these holidays decreased the net loss by approximately $4,538,000 ($0.08 basic and diluted net loss per share) during fiscal 2000, $7,651,000 ($0.15 basic and diluted net loss per share) during fiscal 1999 and $295,000 ($0.07 basic and diluted net loss per share) during fiscal 1998. At September 30, 2000, accumulated pretax loss of approximately $286,166,000 was incurred outside the United States and no federal tax benefit has been provided on these losses. A foreign tax credit of approximately $34,439,000 would be available to offset federal tax upon repatriation of future foreign earnings.

     The Company's net operating losses were primarily incurred in the United States. At September 30, 2000, the Company had a federal net operating loss carryforward of approximately $198,590,000 for United States federal tax return purposes, expiring in the following fiscal years (in thousands):

              EXPIRING IN FISCAL YEAR                 NET OPERATING LOSS
              -----------------------                 ------------------
2010................................................       $ 23,715
2011................................................         14,718
2012................................................         19,524
2018................................................         91,553
2019................................................         49,080
                                                           --------
                                                           $198,590
                                                           ========

     Based on the Company's recent history of losses in the United States, the lack of carryback availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

NOTE 7. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the years ended September 30.

                                                     2000          1999          1998
                                                  ----------    ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted
  Net loss......................................  $(124,829)    $(155,715)    $(319,747)
                                                  ---------     ---------     ---------
Denominator:
  Weighted average number of common shares
     outstanding during the period --
     Denominator for basic and diluted..........     55,520        49,352        48,513
                                                  ---------     ---------     ---------
Basic and diluted net loss per common share.....  $   (2.26)    $   (3.16)    $   (6.59)
                                                  =========     =========     =========

     The effects of the assumed conversion of common stock equivalents were not included in the diluted loss per share computation as the effect would be antidilutive for fiscal 2000. Refer to Note 15 for a description of subsequent events which increased the number of common shares outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

STOCKHOLDER RIGHTS PLAN

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

EMPLOYEE STOCK OPTION PLANS

     The Company has granted stock options to purchase its common stock to key employees under three option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 1998 Non-Statutory Stock Option Plan (the "1998 Plan"). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under the plans the Company's Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Options granted under these plans generally vest over four years and have a ten-year term, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. To improve employee retention, the Company offered several accelerated vesting schedules on new grants during fiscal year 2000 ranging from 100% vesting after six months, to 25% vesting per six months of employment. The 1995 Plan was approved by the Company's stockholders in February 1996, with 3,000,000 shares of common stock reserved for issuance thereunder. The 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to cancelled options under the 1987 Plan, be rolled over into the 1995 Plan. In February 1998, the 1995 Stock Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 2,250,000 shares. In July 1998, the 1995 Plan was amended to permit stock option grants to non-employee directors of the Company. As of July 1, 1998, non-employee directors were granted options to purchase 4,000 shares annually. In February 1998, the Company's Board of Directors approved the 1998 Plan and reserved 2,000,000 shares of common stock for issuance thereunder. In October 1999 and February 2000, the 1998 plan was amended by the Board of Directors to increase the number of shares reserved for issuance by 1,000,000 and 3,000,000 shares, respectively.

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

STOCK OPTION REPRICING

     In the third quarter of fiscal 1998, the Company's Board of Directors approved the cancellation and reissuance of outstanding options under the Company's Employee Stock Option Plans. Under the program, employees with outstanding options at exercise prices in excess of $13.6875 per share were given the choice of retaining these options or of obtaining, in substitution, new options for the same number of shares. The new options were exercisable at a price of $13.6875 per share, the fair market value of the stock on the reissue date. The new options maintained the vesting schedule and the term established by the original options, subject to a six-month blackout period on exercise, which expired on October 2, 1998. Employees with a position of Vice President or above were subject to a one-year blackout period on exercise of their options, which expired on April 2, 1999.

     During the fourth quarter of fiscal year 1998, the Company approved another cancellation and re-issuance of the outstanding options. Under the program, holders of outstanding options with an exercise price in excess of $7.5625 per share were granted new options and the old options were cancelled, unless the employee elected not to participate in the program. Replacement options were issued with the same vesting schedules and term as the old options, subject to a one-year blackout period for all employees on exercise, which expired on August 4, 1999. The CEO of the Company was not eligible to participate in this repricing. The number of options shown as granted and canceled in the table below reflects these cancellations and re-issuances of options.

STOCK OPTION ACTIVITY

     Stock option activity under the employee and director option plans was as follows:

                                                           OPTIONS OUTSTANDING
                                            --------------------------------------------------
                                            WEIGHTED
                                            AVERAGE
                                            EXERCISE        NUMBER OF            AVAILABLE
                                             PRICE      SHARES OUTSTANDING    FOR FUTURE GRANT
                                            --------    ------------------    ----------------
Balance at September 30, 1997.............   $21.40          6,401,978            1,842,180
  Additional shares reserved..............       --                 --            4,400,000
  Granted.................................   $11.57         12,852,085          (12,852,085)
  Exercised...............................   $ 8.85           (104,267)                  --
  Canceled................................   $18.05        (11,379,492)          11,379,492
                                                           -----------          -----------
Balance at September 30, 1998.............   $ 9.62          7,770,304            4,769,587
  Granted.................................   $ 7.79          2,601,424           (2,601,424)
  Exercised...............................   $ 9.15           (205,793)                  --
  Canceled................................   $10.85         (1,237,245)           1,235,548
                                                           -----------          -----------
Balance at September 30, 1999.............   $ 8.90          8,928,690            3,403,711
  Additional shares reserved..............       --                 --            4,000,000
  Granted.................................   $ 3.60          8,872,043           (8,872,043)
  Exercised...............................   $ 6.50           (269,254)                  --
  Canceled................................   $ 6.35         (3,288,173)           3,288,173
                                                           -----------          -----------
Balance at September 30, 2000.............   $ 6.23         14,243,306            1,819,841
                                                           ===========          ===========

     At September 30, 2000, 1999 and 1998, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 5,647,227, 3,898,688 and 1,035,000 shares, respectively.

     In fiscal 1991, the Company granted to the Chief Executive Officer an option, independent of an option plan, to purchase 1,188,037 shares of common stock at $0.33 per share. As of September 30, 2000, 758,760 options had been exercised, and 429,277 options were exercisable.

STOCK OPTIONS OUTSTANDING AND STOCK OPTIONS EXERCISABLE

     The following table summarizes information about options outstanding at September 30, 2000:

                                  OPTIONS OUTSTANDING
                                 ----------------------   OPTIONS EXERCISABLE
                                  WEIGHTED                --------------------
                                   AVERAGE     WEIGHTED               WEIGHTED
                                 CONTRACTUAL   AVERAGE                AVERAGE
RANGE OF EXERCISE   NUMBER OF     LIFE (IN     EXERCISE   NUMBER OF   EXERCISE
     PRICES           SHARES       YEARS)       PRICE      SHARES      PRICE
-----------------   ----------   -----------   --------   ---------   --------
$ 0.33 - $ 3.53      4,306,855      8.60        $ 2.74      522,377    $ 0.75
$ 3.63 - $ 7.50      4,290,365      9.20        $ 4.27      835,504    $ 4.62
$ 7.56               3,254,947      5.52        $ 7.56    2,808,137    $ 7.56
$ 7.81 - $26.75      2,770,494      7.24        $11.66    1,903,236    $12.56
$32.75 - $37.13         49,922      5.00        $36.16        7,250    $36.37
                    ----------      ----        ------    ---------    ------
                    14,672,583      7.82        $ 6.06    6,076,504    $ 8.18
                    ==========      ====        ======    =========    ======

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. In February 1999, stockholders approved an additional reserve of 2,000,000 shares to the plan, and restricted the number of shares issued in each six-month offering period to a maximum of 250,000 shares, with the exception of the 10/1/98 - 4/30/99 offering period, (a seven-month offering period), which was capped at 350,000 shares. Offering periods effective May 1, 1999 have a six-month duration commencing on May 1 and November 1 of each year. The Board of Directors has reserved a total of 3,500,000 shares under this plan and, at September 30, 2000, there were 1,151,331 shares available for purchase.

401(k) RETIREMENT PLAN

     The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis, a portion of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. Of the Company contribution, 25% of the shares contributed to each employee's account vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. The Board of Directors has reserved 1,200,000 shares under the 401(k) Plan and, at September 30, 2000, there were 203,847 shares available for issuance.

PRO FORMA EMPLOYEE STOCK-BASED COMPENSATION

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Company's plans been determined based on the fair value at the grant date for awards using the Black-Scholes option valuation model, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                    2000         1999         1998
                                                  ---------    ---------    ---------
Pro forma net loss..............................  $(135,903)   $(171,815)   $(349,847)
Pro forma basic and diluted loss per share......  $   (2.46)   $   (3.49)   $   (7.21)

     The fair value of each option grant and issuance under the stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 2000, 1999 and 1998:

                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Dividend yield.....................................       None         None         None
Expected volatility................................       0.94         0.75         0.66
Risk free interest rate............................       5.8%         6.0%         4.5%
Expected lives -- stock options granted............  2.2 years    3.1 years    1.9 years
Expected lives -- employee stock purchase plan.....  0.5 years    0.5 years    0.5 years

     The weighted average exercise price and weighted average fair value of stock options granted and shares granted under the Company's Employee Stock Purchase Plan are as follows:

                                                             2000     1999      1998
                                                             -----    -----    ------
Weighted average exercise price -- stock options granted...  $3.60    $7.81    $11.57
Weighted average fair value -- stock options granted.......  $1.92    $5.27    $ 4.28
Weighted average exercise price -- employee stock purchase
  plan.....................................................  $2.94    $5.81    $15.09
Weighted average fair value -- employee stock purchase
  plan.....................................................  $1.70    $3.28    $ 6.59

WARRANTS

     In connection with a private placement of common stock in fiscal 2000, the Company issued warrants for the purchase of 2,857,142 shares of its common stock at an exercise price of $7.375 per share. These warrants may be exercised at any time prior to September 1, 2001. All warrants were outstanding at September 30, 2000.

NOTE 9. RESTRUCTURING COSTS

FISCAL YEAR 2000

     During the second and third quarters of fiscal 2000, the Company recorded total restructuring charges of $130.1 million. Due primarily to greater proceeds from the sale of assets and lower severance payments than anticipated, the Company revised its estimate for restructuring costs to approximately $120.8 million in the fourth fiscal quarter. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company has established a product engineering, sales and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed by the fourth quarter of fiscal 2000.

     In addition, the Company closed its Philippine head stack operations, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes through improvement in manufacturing cycle time. The Company's tape head operations remain in the Philippines.

     The following table reflects the total restructuring charge in fiscal 2000 (amount in thousands):

                                     FACILITIES AND                    LEASE
                                       EQUIPMENT       SEVERANCE    COMMITMENTS    OTHER      TOTAL
                                     --------------    ---------    -----------    -----    ---------
Restructuring charge...............    $ 113,567        $ 8,511       $ 7,055      $ 986    $ 130,119
Write-off and write-downs..........     (106,481)            --            --       (120)    (106,601)
Cash charges/adjustments...........         (950)        (6,185)       (7,055)       737      (13,453)
Change in estimate.................       (6,136)        (2,326)           --       (864)      (9,326)
                                       ---------        -------       -------      -----    ---------
Reserve balance, September 30,
  2000.............................    $      --        $    --       $    --      $ 739    $     739
                                       =========        =======       =======      =====    =========

     Total restructuring charge of $120.8 million was comprised of $107.4 million for the write-off and disposition of equipment utilized in Japan and the Philippines, $7.1 million for future lease commitments in Japan, $6.2 million severance in Japan and the Philippines, and $0.1 million for other expenses associated with the restructuring in Japan and the Philippines. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,700 employees and 100 contractors were terminated. Of the 3,800 terminations, approximately 200 and 3,400 were engaged in manufacturing activities in Japan and the Philippines, respectively. The net effect, after minority interest, for the total restructuring charge is $88.6 million, of which $32.2 million is related to the dissolution of RRSMI.

     The Company anticipates the fiscal year 2000 restructuring effort will be completed by the end of the first quarter of fiscal 2001.

FISCAL YEAR 1999

     During the quarter ended June 30, 1999, the Company incurred restructuring costs of $37.7 million primarily associated with downsizing the Company's workforce and capacities to reflect industry conditions. The charges included a write-down of excess and obsolete equipment of $29.7 million due to the transition to giant magnetoresistive ("GMR") technology, $4.5 million for severance payments to terminated employees,

$3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively.

     During the first half of fiscal 2000, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual lease commitment charges incurred through December 31, 1999, the Company estimated future costs for lease commitments would be more than previously estimated and other expenses related to the restructuring plan would be less than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of June 30, 2000, all of the Company's restructuring activities relating to the fiscal 1999 restructuring had been completed.

     The following table reflects the 1999 restructuring charge (amount in thousands):

                                      FACILITIES AND                    LEASE
                                        EQUIPMENT       SEVERANCE    COMMITMENTS    OTHER     TOTAL
                                      --------------    ---------    -----------    -----    --------
Restructuring charge................     $ 29,732        $ 4,451       $ 3,104      $ 398    $ 37,685
Write-off and write-downs...........      (29,732)            --            --         --     (29,732)
Cash charges........................           --         (4,451)       (3,013)       (52)     (7,516)
                                         --------        -------       -------      -----    --------
Balance, September 30, 1999.........           --             --            91        346         437
Change in reserve estimate..........           --             --           331       (331)         --
Cash charges........................           --             --          (422)       (15)       (437)
                                         --------        -------       -------      -----    --------
Balance, December 31, 1999..........     $     --        $    --       $    --      $  --    $     --
                                         ========        =======       =======      =====    ========

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

     The restructuring charges consisted of $70.0 million to write off or write down facilities and equipment, $7.2 million to write off goodwill associated with the Company's original purchase of its Malaysia manufacturing operations, $10.0 million for severance for terminated employees, and $6.5 million for other expenses associated with the restructuring plan. Approximately 4,300 employees were terminated, of which approximately 4,100 were engaged in manufacturing activities in Malaysia.

     During the fourth quarter of fiscal 1998, the Company revised its estimate of costs required to fully implement the restructuring plan. Based on actual employee terminations and actual cash charges incurred through September 30, 1998, the Company estimated future costs for employee severance would be less than previously estimated and other expenses related to the restructuring plan would be more than the previous estimate. Accordingly, the Company reallocated amounts between these two categories. As of September 30, 1999, all of the restructuring activities had been completed for the 1998 restructuring charge, and there was no balance remaining in the reserve.

     The following table summarizes the Company's restructuring activity for the 1998 restructuring charge:

                                       FACILITIES AND
                                         EQUIPMENT       GOODWILL    SEVERANCE     OTHER      TOTAL
                                       --------------    --------    ---------    -------    --------
Original Restructuring Estimate......     $ 69,955       $ 7,250      $ 9,960     $ 6,563    $ 93,728
Non-Cash Write-Off and Write-Downs...      (69,955)       (7,250)          --          --     (77,205)
Cash Charges.........................           --            --       (8,272)     (5,025)    (13,297)
Change in Reserve Estimate...........           --            --         (958)        958          --
                                          --------       -------      -------     -------    --------
Balances as of September 30, 1998....     $     --       $    --      $   730     $ 2,496    $  3,226
Cash Charges.........................           --            --         (730)     (2,496)     (3,226)
                                          --------       -------      -------     -------    --------
Balances as of September 30, 1999....     $     --       $    --      $    --     $    --    $     --
                                          ========       =======      =======     =======    ========

NOTE 10. SPECIAL CHARGES

     In fiscal 2000, the Company wrote off $8.1 million of excess or obsolete inventories as part of the closure of the Company's wafer fab in Japan and the closure of head stack assembly operations in the Philippines and the relocation of those operations to Thailand.

NOTE 11. LITIGATION

     On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By Order dated May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining cause of action in the Ferrari State Action alleges violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, defendants filed a motion for judgment on the pleadings seeking to use the federal action's final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on the motion is scheduled for January 22, 2001.

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

     On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On March 2, 2000, the court dismissed the Ferrari Plaintiffs' claims without leave to amend, and dismissed the Nevius Plaintiffs' claims with leave to amend. On October 13, 2000, the court ordered that the Ferrari Plaintiffs' and Nevius Plaintiffs' complaint be dismissed without leave to amend and that the action be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively.

     There has been no discovery to date in the federal actions and no trial is scheduled in any of these actions. The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously. The Company believes that the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Principal customers for years ended September 30 were as follows (as a percentage of net sales):

                                                              2000    1999    1998
                                                              ----    ----    ----
Maxtor......................................................   40%     37%     49%
Western Digital.............................................   20%     32%     25%
Samsung.....................................................   19%     19%     15%
Quantum.....................................................   12%     --       3%
All Others..................................................    9%     12%      8%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

NOTE 13. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. The new standard revises the way operating segments are reported. The Company operates and tracks its results in three operating segments, hard disk drive (HGA/HSA), tape drives and fiber optics. The Company designs, develops, manufactures and markets head gimbal assemblies, headstack assemblies and tape heads for the hard disk drive and tape drive markets. The Company also designs and manufactures high performance optical components. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

     Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

     Net sales to unaffiliated customers by operating segments were as follows (amount in thousands):

                                                           FOR THE YEARS ENDED
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
HGA/HSA............................................  $532,284    $698,488    $792,590
Other..............................................    23,576      17,972      16,032
                                                     --------    --------    --------
          Total net sales..........................  $555,860    $716,460    $808,622
                                                     ========    ========    ========

     Loss from unaffiliated customers by operating segments was as follows (amount in thousands):

                                                          FOR THE YEARS ENDED
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
HGA/HSA.........................................  $(120,832)   $(146,249)   $(311,511)
Other...........................................     (3,997)      (9,466)      (8,236)
                                                  ---------    ---------    ---------
          Total net income......................  $(124,829)   $(155,715)   $(319,747)
                                                  =========    =========    =========

     The Company does not segregate long-lived assets by operating segments.

     Net sales to unaffiliated customers by country were as follows (amount in thousands):

                                                           FOR THE YEARS ENDED
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Singapore..........................................  $163,916    $312,764    $375,625
Malaysia...........................................    74,015     182,230     282,789
Korea..............................................    95,355     129,074     119,257
Hong Kong..........................................    85,937      27,066       1,215
Others.............................................   136,637      65,326      29,736
                                                     --------    --------    --------
          Total net sales..........................  $555,860    $716,460    $808,622
                                                     ========    ========    ========

     Net long-lived assets by geographic region were as follows (amount in thousands):

                                                           FOR THE YEARS ENDED
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
United States......................................  $144,125    $183,136    $233,628
Thailand...........................................   122,107     126,458     176,530
Philippines........................................    18,578      83,763      94,334
Japan..............................................       136      63,370      68,324
Others.............................................       107         462         817
                                                     --------    --------    --------
          Total long-lived assets..................  $285,053    $457,189    $573,633
                                                     ========    ========    ========

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
2000(1)(2)(3)
Net sales.......................................  $114,492    $154,487    $140,904    $145,977
Gross margin (loss).............................  $(31,127)   $(22,431)   $(15,679)   $  8,183
Net income (loss)...............................  $(57,475)   $ 25,708    $(50,512)   $(42,549)
Basic net income (loss) per share...............  $  (1.15)   $   0.51    $  (0.88)   $  (0.66)
Diluted net income (loss) per share.............  $  (1.15)   $   0.51    $  (0.88)   $  (0.66)
1999(4)
Net sales.......................................  $230,188    $206,187    $174,766    $105,319
Gross margin (loss).............................  $ 34,861    $ 11,255    $(18,655)   $(50,726)
Net income (loss)...............................  $  1,122    $(19,418)   $(57,295)   $(80,124)
Basic net income (loss) per share...............  $   0.02    $  (0.39)   $  (1.16)   $  (1.62)
Diluted net income (loss) per share.............  $   0.02    $  (0.39)   $  (1.16)   $  (1.62)

---------------
(1) The second quarter 2000 results include an extraordinary gain of approximately $158.7 million. Also, the second quarter results include a restructuring charge of approximately $122.1 million, primarily for the write-down of equipment and severance payments associated with the closure of the Company's joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. In addition, the second quarter results include a special charge of approximately $4.2 million of excess and obsolete inventories as part of the above closures. See Note 4 and Note 9.

(2) The third quarter 2000 results include a restructuring charge of approximately $8.0 million, primarily for the write-down of equipment and severance payments associated with the closure of the Company's joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. In addition, the third quarter results include a special charge of approximately $3.9 million of excess and obsolete inventories as part of the above closures.

(3) The fourth quarter 2000 results include debt conversion expenses of approximately $29.3 million, as a result of the exchange offer of the Company's outstanding 6.5% convertible notes for new 10% convertible notes, partially offset by a reversal of excess restructuring charges of approximately $9.3 million, primarily for the change in estimate of the cost for the write-down of equipment and severance payments associated with the closure of the Company's joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines.

(4) The third quarter 1999 results include a restructuring charge of approximately $37.7 million associated with down-sizing the Company's workforce and capacities to reflect industry conditions and the write-down of excess and obsolete equipment related to the transition from MR technology to GMR technology. See Note 9.

NOTE 15. SUBSEQUENT EVENTS

     In October 2000, the Company completed the automatic conversion of all remaining 10% subordinated convertible notes to common stock. As of September 30, 2000, approximately $187.5 million of the Company's 10% convertible subordinated notes were outstanding. The automatic conversion called for the face value of the notes to be converted to common stock at $4.51 per share, and it also included a "make whole" provision that guaranteed interest for a minimum of two years, which was also paid in stock. The fair value of the make whole interest paid to noteholders was approximately $29.3 million. Approximately 45.3 million shares of common stock were issued in October 2000 to complete the conversion.

     In October 2000, Scion Photonics, Inc., a subsidiary of the Company, received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Partners, in exchange for approximately 20% of the outstanding stock of Scion Photonics, Inc. These funds are restricted for the operations and capital requirements of Scion Photonics, Inc.

     In November 2000, the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board.

     In December 2000, the Company repaid the remaining $28.8 million under the secured term loan. As disclosed in Note 4, the Company was not in compliance with certain financial covenants required by the credit facility.

NOTE 16. PRO FORMA SUBSEQUENT EVENT INFORMATION (UNAUDITED)

     The unaudited pro forma balance sheet information is presented as if the following subsequent events had taken place on September 30, 2000:

     - The October 2000 automatic conversion of the $187.5 million of the Company's 10% convertible subordinated notes to common stock and the related payment of approximately $31.1 million of interest in common stock,

     - The November 2000 private placement of common stock for $18.9 million, and

     - The October and December 2000 repayments of the remaining balance of $28.8 million under the secured term loan.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

     We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
October 30, 2000, except for Note 15,
  as to which the date is December 1, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 20, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company for the fiscal year ended September 30, 2000 are included herewith:

        Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Auditors

     (2) Supplemental Schedules

     The following schedule is filed as part of this Form 10-K:

        Schedule II  Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits

     The following schedule is filed as part of this Form 10-K or incorporated by reference:

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
      -------                       -----------------------
    3.1(16)       Restated Certificate of Incorporation, as amended
    3.2(16)       Bylaws, as amended
    4.1(16)       Article X of Restated Certificate of Incorporation (See
                  Exhibit 3.1)
    4.2(1)        Amended Registration Rights Agreement, dated as of June 27,
                  1991 and amended August 12, 1991
    4.3(1)        Form of Common Stock Certificate
    10.1(1)       Form of Indemnification Agreement
    10.2(6)*      Amended and Restated 1987 Stock Option Plan and form of
                  Stock Option Agreement
    10.3(23)*     Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
    10.4(17)*     Amended and Restated 401(k) Retirement Savings Plan and
                  Summary Plan Description
    10.5(20)*     Employee Stock Purchase Plan (as amended and restated July
                  22, 1997)
    10.6(1)*      Stock Option Agreement dated February 4, 1991 between the
                  Company and Cyril J. Yansouni, as amended May 16, 1991
    10.8(1)       Series CC Preferred Stock and Convertible Subordinated Note
                  Purchase Agreement between the Company and Sumitomo, dated as of June 14, 1991
    10.9(9)       Joint Venture Agreement dated as of June 14, 1991 between
                  the Company and Sumitomo Metal Industries, Ltd. ("Sumitomo")
    10.10(7)      First Addendum dated as of December 14, 1993 to Joint
                  Venture Agreement dated as of June 14, 1991 between the
                  Company and Sumitomo (See Exhibit 10.11)
    10.11(1)      License Agreement between the Company and Read-Rite SMI
                  Corporation ("Read-Rite SMI") dated July 18, 1991
    10.12(1)      Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
      -------                       -----------------------
    10.13(1)      Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991
    10.14(7)      First Addendum dated as of December 14, 1993 to the License and Distribution Agreements between the Company and
                  Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
    10.15(1)      Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18, 1991
    10.16(5)      Lease Agreement between Read-Rite SMI and Sumitomo
    10.17(1)      Termination Agreement, dated as of August 13, 1991 by and
                  between Company and Sunward Technologies, Inc.
    10.18(1)(4)+  Asset Purchase Agreement between Conner Peripherals, Inc.,
                  Conner Peripherals Malaysia, Sdn Bhd and the Company, dated as of August 30, 1991, as amended October 26, 1991
                  (Confidential treatment granted as to certain portions of
                  this exhibit)
    10.19(2)(3)   Agreement for Purchase and Sale of Assets, dated as of
                  November 14, 1991, by and among the Company, Read-Rite
                  International, Maxtor Singapore Limited and Maxtor
                  Corporation, as amended December 20, 1991
    10.20(1)      License Agreement between International Business Machines
                  Corporation and the Company dated as of October 1, 1986
    10.21(6)+     License Agreement dated September 14, 1993 between the
                  Company and Kyushu Matsushita Electric Co., Ltd.
                  (Confidential treatment granted for certain portions of this exhibit)
    10.22(10)     Cross-License Agreement dated December 31, 1994 between the
                  Company and Seagate Technology Inc.
    10.27(5)      Single Tenant Industrial Lease Agreement, dated as of August
                  24, 1992, between Shuwa Investments Corporation and the
                  Company
    10.28(5)      Loan Agreement between The Industrial Finance Corporation of
                  Thailand (the "IFCT") and Read-Rite (Thailand) Co. Ltd.,
                  dated as of September 25, 1992 and related Agreement for
                  Pledge of Properties, Agreement for Custodianship of Pledged
                  Properties and Suretyship Contract, dated as of September
                  30, 1992, by the Company in favor of the IFCT
    10.29(6)      Loan Agreement between the IFCT and Read-Rite (Thailand) Co.
                  Ltd., dated as of September 24, 1993 and related Suretyship
                  Contract dated as of September 23, 1993 by the Company in
                  favor of the IFCT
    10.35(13)     Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
    10.36(13)     Agreement and Second Addendum to License Agreement and
                  Distribution Agreements between the Company, Sumitomo Metal
                  Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and
                  Read-Rite SMI (Thailand) Co., Ltd.
    10.37(14)     Agreement for Purchase and Sale of Assets by and between
                  Read-Rite Corporation and Censtor Corporation dated March
                  29, 1996
    10.39(14)     Lease of the Land dated April 25, 1996 between Sumitomo Bank
                  Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement,
                  Security Agreement and Fixture Filing with Assignment of
                  Rents and Leases

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
      -------                       -----------------------
    10.41(23)*    1995 Stock Option Plan (as amended and restated July 1,
                  1998) and form of Stock Option Agreement
    10.42(15)*    Years of Service Plan
    10.44(17)     Amendment to Lease of the Land dated April 25, 1996 between
                  Sumitomo Bank Leasing and Finance, Inc., as landlord, and
                  the Company, as tenant, together with a Deed of Trust,
                  Financing Statement, Security Agreement and Fixture Filing
                  with Assignment of Rents and Leases, dated October 15, 1996
    10.47(18)*    Executive Quarterly Variable Compensation Plan
    10.48(18)*    Read-Rite Corporation Super Bonus Plan
    10.49(19)*    Severance Plans
    10.50(19)*    Fourth and Fifth Amendments to Read-Rite Corporation's
                  401(k) Plan
    10.51(19)     Amended and Restated License Agreement Between Read-Rite
                  Corporation and Sumitomo Metal Industries, Ltd.
    10.52(19)     Second Addendum to Joint Venture Agreement between Read-Rite
                  Corporation and Sumitomo Metal Industries, Ltd.
    10.53(20)**   License Agreement, date as of January 1, 1997, between the
                  Read-Rite Corporation and International Business Machines
                  Corporation
    10.54(21)     Revolving Loan and Term Loan Agreement between Read-Rite
                  Corporation as Borrower and Financial Institutions as Banks
                  and Canadian Imperial Bank of Commerce as Agent, dated
                  October 2, 1997
    10.55(22)     First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                  named therein, and Canadian Imperial Bank of Commerce as
                  agent and designated issuer, dated October 2, 1997
    10.56(23)     Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                  named therein, and Canadian Imperial Bank of Commerce as
                  agent and designated issuer, dated October 2, 1997
    10.57(23)*    1998 Stock Plan and form of Stock Option Agreement
    10.58(23)*    Sixth Amendment to Read-Rite Corporation's 401(k) Plan
    10.59(24)     Third Amendment, dated September 27, 1999, to Credit
                  Agreement between Read-Rite Corporation, the financial
                  institutions named therein, and Canadian Imperial Bank of
                  Commerce as agent and designated issuer, dated October 2,
                  1997
    10.60(24)     Fourth Amendment, dated December 29, 1999, to Credit
                  Agreement between Read-Rite Corporation, the financial
                  institutions named therein, and Canadian Imperial Bank of
                  Commerce as agent and designated issuer, dated October 2,
                  1997
    10.61(25)     Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions
                  named therein, and Canadian Imperial Bank of Commerce as
                  agent and designated issuer, dated October 2, 1997
    10.62(26)     Sixth Amendment, dated May 25, 2000, to Credit Agreement
                  between Read-Rite Corporation, the financial institutions
                  named therein, and Canadian Imperial Bank of Commerce as
                  agent and designated issuer, dated October 2, 1997
    10.63(26)     Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions
                  named therein, and Canadian Imperial Bank of Commerce as
                  agent and designated issuer, dated October 2, 1997
    10.64(26)     Eighth Amendment, dated September 15, 2000, to Credit
                  Agreement between Read-Rite Corporation, the financial
                  institutions named therein, and Canadian Imperial Bank of
                  Commerce as agent and designated issuer, dated October 2,
                  1997

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
      -------                       -----------------------
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

  +  Confidential treatment granted for certain portions of this exhibit.

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

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

     (b) Exhibits

     See subsection (a)(3) above.

     (c) Financial Statement Schedules

     See subsection (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2000

                                          Read-Rite Corporation

                                          By:       /s/ ALAN S. LOWE
                                            ------------------------------------
                                                        Alan S. Lowe
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan S. Lowe and John T. Kurtzweil, and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ ALAN S. LOWE                            President and          December 20, 2000
-----------------------------------------------------    Chief Executive Officer
                    Alan S. Lowe                           (Principal Executive
                                                                 Officer)

                /s/ JOHN T. KURTZWEIL                     Sr. Vice President and     December 20, 2000
-----------------------------------------------------    Chief Financial Officer
                  John T. Kurtzweil                      (Principal Financial and
                                                           Accounting Officer)

                /s/ CYRIL J. YANSOUNI                            Director            December 20, 2000
-----------------------------------------------------
                  Cyril J. Yansouni

                /s/ WILLIAM J. ALMON                             Director            December 20, 2000
-----------------------------------------------------
                  William J. Almon

              /s/ MICHAEL L. HACKWORTH                           Director            December 20, 2000
-----------------------------------------------------
                Michael L. Hackworth

               /s/ MATTHEW J. O'ROURKE                           Director            December 20, 2000
-----------------------------------------------------
                 Matthew J. O'Rourke

               /s/ DR. ROBERT M. WHITE                           Director            December 20, 2000
-----------------------------------------------------
                 Dr. Robert M. White

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                      CASH AND      UNCOLLECTABLE
                                      BALANCE AT       CHARGED          NON-         RECEIVABLE     BALANCE AT
                                     BEGINNING OF   (CREDITED) TO   CASH CHARGES       WRITTEN        END OF
                                        PERIOD        EXPENSES        AND OTHER      OFF/OTHERS       PERIOD
                                     ------------   -------------   -------------   -------------   ----------
September 30, 2000
  Allowance for doubtful
     accounts......................    $ 2,594          $(691)         $   --          $   77         $1,826
September 30, 1999
  Allowance for doubtful
     accounts......................    $ 5,637          $  --          $3,043(1)       $   --         $2,594
September 30, 1998
  Allowance for doubtful
     accounts......................    $14,887          $  --          $   --          $9,250         $5,637

---------------
(1) Reclassified to other liabilities.

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                        DESCRIPTION OF DOCUMENT
      -------                        -----------------------
     3.1(16)       Restated Certificate of Incorporation, as amended
     3.2(16)       Bylaws, as amended
     4.1(16)       Article X of Restated Certificate of Incorporation (See
                   Exhibit 3.1)
     4.2(1)        Amended Registration Rights Agreement, dated as of June 27,
                   1991 and amended August 12, 1991
     4.3(1)        Form of Common Stock Certificate
    10.1(1)        Form of Indemnification Agreement
    10.2(6)*       Amended and Restated 1987 Stock Option Plan and form of
                   Stock Option Agreement
    10.3(23)*      Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
    10.4(17)*      Amended and Restated 401(k) Retirement Savings Plan and
                   Summary Plan Description
    10.5(20)*      Employee Stock Purchase Plan (as amended and restated July
                   22, 1997)
    10.6(1)*       Stock Option Agreement dated February 4, 1991 between the
                   Company and Cyril J. Yansouni, as amended May 16, 1991
    10.8(1)        Series CC Preferred Stock and Convertible Subordinated Note
                   Purchase Agreement between the Company and Sumitomo, dated as of June 14, 1991
    10.9(9)        Joint Venture Agreement dated as of June 14, 1991 between
                   the Company and Sumitomo Metal Industries, Ltd. ("Sumitomo")
    10.10(7)       First Addendum dated as of December 14, 1993 to Joint
                   Venture Agreement dated as of June 14, 1991 between the
                   Company and Sumitomo (See Exhibit 10.11)
    10.11(1)       License Agreement between the Company and Read-Rite SMI
                   Corporation ("Read-Rite SMI") dated July 18, 1991
    10.12(1)       Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991
    10.13(1)       Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991
    10.14(7)       First Addendum dated as of December 14, 1993 to the License and Distribution Agreements between the Company and
                   Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
    10.15(1)       Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18, 1991
    10.16(5)       Lease Agreement between Read-Rite SMI and Sumitomo
    10.17(1)       Termination Agreement, dated as of August 13, 1991 by and
                   between Company and Sunward Technologies, Inc.
    10.18(1)(4)+   Asset Purchase Agreement between Conner Peripherals, Inc.,
                   Conner Peripherals Malaysia, Sdn Bhd and the Company, dated as of August 30, 1991, as amended October 26, 1991
                   (Confidential treatment granted as to certain portions of
                   this exhibit)
    10.19(2)(3)    Agreement for Purchase and Sale of Assets, dated as of
                   November 14, 1991, by and among the Company, Read-Rite
                   International, Maxtor Singapore Limited and Maxtor
                   Corporation, as amended December 20, 1991

      EXHIBIT
       NUMBER                        DESCRIPTION OF DOCUMENT
      -------                        -----------------------
    10.20(1)       License Agreement between International Business Machines
                   Corporation and the Company dated as of October 1, 1986
    10.21(6)+      License Agreement dated September 14, 1993 between the
                   Company and Kyushu Matsushita Electric Co., Ltd.
                   (Confidential treatment granted for certain portions of this exhibit)
    10.22(10)      Cross-License Agreement dated December 31, 1994 between the
                   Company and Seagate Technology Inc.
    10.27(5)       Single Tenant Industrial Lease Agreement, dated as of August
                   24, 1992, between Shuwa Investments Corporation and the
                   Company
    10.28(5)       Loan Agreement between The Industrial Finance Corporation of
                   Thailand (the "IFCT") and Read-Rite (Thailand) Co. Ltd.,
                   dated as of September 25, 1992 and related Agreement for
                   Pledge of Properties, Agreement for Custodianship of Pledged
                   Properties and Suretyship Contract, dated as of September
                   30, 1992, by the Company in favor of the IFCT
    10.29(6)       Loan Agreement between the IFCT and Read-Rite (Thailand) Co.
                   Ltd., dated as of September 24, 1993 and related Suretyship
                   Contract dated as of September 23, 1993 by the Company in
                   favor of the IFCT
    10.35(13)      Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries, Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
    10.36(13)      Agreement and Second Addendum to License Agreement and
                   Distribution Agreements between the Company, Sumitomo Metal
                   Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and
                   Read-Rite SMI (Thailand) Co., Ltd.
    10.37(14)      Agreement for Purchase and Sale of Assets by and between
                   Read-Rite Corporation and Censtor Corporation dated March
                   29, 1996
    10.39(14)      Lease of the Land dated April 25, 1996 between Sumitomo Bank
                   Leasing and Finance, Inc., as landlord, and the Company, as tenant, together with a Deed of Trust, Financing Statement,
                   Security Agreement and Fixture Filing with Assignment of
                   Rents and Leases
    10.41(23)*     1995 Stock Option Plan (as amended and restated July 1,
                   1998) and form of Stock Option Agreement
    10.42(15)*     Years of Service Plan
    10.44(17)      Amendment to Lease of the Land dated April 25, 1996 between
                   Sumitomo Bank Leasing and Finance, Inc., as landlord, and
                   the Company, as tenant, together with a Deed of Trust,
                   Financing Statement, Security Agreement and Fixture Filing
                   with Assignment of Rents and Leases, dated October 15, 1996
    10.47(18)*     Executive Quarterly Variable Compensation Plan
    10.48(18)*     Read-Rite Corporation Super Bonus Plan
    10.49(19)*     Severance Plans
    10.50(19)*     Fourth and Fifth Amendments to Read-Rite Corporation's
                   401(k) Plan
    10.51(19)      Amended and Restated License Agreement Between Read-Rite
                   Corporation and Sumitomo Metal Industries, Ltd.
    10.52(19)      Second Addendum to Joint Venture Agreement between Read-Rite
                   Corporation and Sumitomo Metal Industries, Ltd.
    10.53(20)**    License Agreement, date as of January 1, 1997, between the
                   Read-Rite Corporation and International Business Machines
                   Corporation

      EXHIBIT
       NUMBER                        DESCRIPTION OF DOCUMENT
      -------                        -----------------------
    10.54(21)      Revolving Loan and Term Loan Agreement between Read-Rite
                   Corporation as Borrower and Financial Institutions as Banks
                   and Canadian Imperial Bank of Commerce as Agent, dated
                   October 2, 1997
    10.55(22)      First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                   named therein, and Canadian Imperial Bank of Commerce as
                   agent and designated issuer, dated October 2, 1997
    10.56(23)      Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions
                   named therein, and Canadian Imperial Bank of Commerce as
                   agent and designated issuer, dated October 2, 1997
    10.57(23)*     1998 Stock Plan and form of Stock Option Agreement
    10.58(23)*     Sixth Amendment to Read-Rite Corporation's 401(k) Plan
    10.59(24)      Third Amendment, dated September 27, 1999, to Credit
                   Agreement between Read-Rite Corporation, the financial
                   institutions named therein, and Canadian Imperial Bank of
                   Commerce as agent and designated issuer, dated October 2,
                   1997
    10.60(24)      Fourth Amendment, dated December 29, 1999, to Credit
                   Agreement between Read-Rite Corporation, the financial
                   institutions named therein, and Canadian Imperial Bank of
                   Commerce as agent and designated issuer, dated October 2,
                   1997
    10.61(25)      Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions
                   named therein, and Canadian Imperial Bank of Commerce as
                   agent and designated issuer, dated October 2, 1997
    10.62(26)      Sixth Amendment, dated May 25, 2000, to Credit Agreement
                   between Read-Rite Corporation, the financial institutions
                   named therein, and Canadian Imperial Bank of Commerce as
                   agent and designated issuer, dated October 2, 1997
    10.63(26)      Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions
                   named therein, and Canadian Imperial Bank of Commerce as
                   agent and designated issuer, dated October 2, 1997
    10.64(26)      Eighth Amendment, dated September 15, 2000, to Credit
                   Agreement between Read-Rite Corporation, the financial
                   institutions named therein, and Canadian Imperial Bank of
                   Commerce as agent and designated issuer, dated October 2,
                   1997
    21.1(22)       List of Subsidiaries
    23.1           Consent of Ernst & Young LLP, Independent Auditors
    24.1(23)       Power of Attorney
    27.1           Financial Data Schedule

---------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

  ** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

  +  Confidential treatment granted for certain portions of this exhibit.

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

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(23) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.