Form 10-Q
period 2000-12-31
READ RITE CORP /DE/
filed 2001-02-08
CIK 819480

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-19512

                                 ---------------

                              READ-RITE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  94-277090
       (State of Incorporation)             (I.R.S. Employer Identification No.)

    44100 OSGOOD ROAD, FREMONT, CA                         94539
(Address of Principal Executive Officers)                (Zip Code)

       Registrant's telephone number including area code: (510) 683-6100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On February 2, 2001, 118,201,345 shares of the registrant's common stock were issued and outstanding.

================================================================================

                              READ-RITE CORPORATION
                                      INDEX

                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Condensed Balance Sheets as of December 31, 2000
          and September 30, 2000...........................................    3

          Consolidated Condensed Statements of Operations for the
          three months ended December 31, 2000 and December 31, 1999........   4

          Consolidated Condensed Statements of Cash Flows for the
          three months ended December 31, 2000 and December 31, 1999........   5

          Notes to Consolidated Condensed Financial Statements..............   6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  11

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....  18

PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................................  18

     ITEM 6.  Exhibits and Reports on Form 8-K..............................  18

SIGNATURES..................................................................  19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              READ-RITE CORPORATION
                                 (in thousands)

                                                   December 31,   September 30,
                                                      2000             2000
                                                   ------------   -------------
                                                   (unaudited)         (a)
ASSETS
Current assets:
     Cash and cash equivalents                      $  79,252       $  64,462
     Short-term investments                            19,381            --
     Accounts receivable, net                          84,031          87,840
     Inventories                                       49,572          34,199
     Prepaid expenses and other current assets          6,154           5,603
                                                    ---------       ---------
       Total current assets                           238,390         192,104

Property, plant and equipment, net                    278,751         285,053
Other assets                                           11,377          16,191
                                                    ---------       ---------
       TOTAL ASSETS                                 $ 528,518       $ 493,348
                                                    =========       =========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $  89,447       $   2,995
     Accrued compensation and benefits                 23,364          24,797
     Accrued interest payable                           1,327          31,671
     Other accrued liabilities                         25,623          26,950
     Short-term borrowings                              4,843              --
     Current portion of long-term debt and
        capital lease obligations                      11,110          39,849
                                                    ---------       ---------
     Total current liabilities                        155,714         196,262

Convertible subordinated notes                         19,802         207,312
Other long-term debt                                   24,800          25,400
Other long-term liabilities                             5,060           5,102
                                                    ---------       ---------
       Total liabilities                              205,376         434,076

Minority interest in consolidated subsidiary           26,177          19,341

Stockholders' equity:
     Preferred stock, $0.0001 par value                    --              --
     Common stock, $0.0001 par value                       12               7
     Additional paid-in capital                       695,550         449,800
     Accumulated deficit                             (396,636)       (409,137)
     Accumulated other comprehensive loss              (1,961)           (739)
                                                    ---------       ---------
       Total stockholders' equity                     296,965          39,931

TOTAL LIABILITIES, MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES AND
     STOCKHOLDERS' EQUITY                           $ 528,518       $ 493,348
                                                    =========       =========

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 2000.

See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                  December 31,    December 31,
                                                      2000            1999
                                                  ------------    ------------
Net sales                                          $ 189,956       $ 114,492
Cost of sales                                        151,723         145,619
                                                   ---------       ---------
     Gross margin (loss)                              38,233         (31,127)

Operating expenses:
     Research and development                         14,644          19,147
     Selling, general and administrative               7,767           6,581
                                                   ---------       ---------
     Total operating expenses                         22,411          25,728
                                                   ---------       ---------
     Operating income (loss)                          15,822         (56,855)

Interest expense                                       2,659           8,845

Interest income and other, net                          (350)          4,592
                                                   ---------       ---------
     Income (loss) before provision (benefit)
       for income taxes and minority interest         12,813         (61,108)

Provision (benefit) for income taxes                     291              --
                                                   ---------       ---------
     Income (loss) before minority interest           12,522         (61,108)

Minority interest in net loss of consolidated
   subsidiaries                                          (22)         (3,633)
                                                   ---------       ---------
      Net income (loss)                            $  12,500       $ (57,475)
                                                   =========       =========

Earnings (loss) per share
     Basic                                         $    0.12       $   (1.15)
     Diluted                                       $    0.11           (1.15)

Shares used in per share computations
     Basic                                           107,919          49,834
     Diluted                                         110,102          49,834

   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended
                                                         December 31,    December 31,
                                                             2000            1999
                                                         ------------    ------------
Cash flows from operating activities:
Net income (loss)                                         $  12,500       $ (57,475)
Adjustments to reconcile net income (loss)
  to cash provided by operations:
     Depreciation and amortization                           33,387          44,729
     Minority interest in net loss of
       consolidated subsidiary                                   22          (3,633)
     Other non-cash expenses                                 (1,202)             --
Changes in assets and liabilities:
     Accounts receivable                                      3,809         (31,013)
     Inventories                                            (15,373)        (11,239)
     Prepaid expenses and other current assets                 (551)           (518)
     Accounts payable and accrued liabilities                15,410          13,484
     Other assets and liabilities, net                       (1,905)            613
                                                          ---------       ---------
Net cash provided by (used in)
  operating activities                                       46,097         (45,052)
                                                          ---------       ---------

Cash flows from investing activities:
     Capital expenditures                                   (26,627)        (25,531)
     Maturities of available-for-sale investments            17,300         218,331
     Purchase of available-for-sale investments             (36,681)       (133,043)
                                                          ---------       ---------

Net cash provided by (used in) investing activities         (46,008)         59,757
                                                          ---------       ---------

Cash flows from financing activities:
     Payment of long-term debt and capital
       lease obligations                                    (29,339)        (42,491)
     Proceeds from short-term borrowing                       4,843              --
     Payment to joint venture partner upon final
       dissolution of RRSMI                                  (6,940)             --
     Proceeds from issuance of common stock, net             46,137             838
                                                          ---------       ---------
Net cash provided by (used in) financing activities:         14,701         (41,653)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents         14,790         (26,948)
Cash and cash equivalents:
     Beginning of period                                     64,462          80,547
                                                          ---------       ---------
     End of period                                        $  79,252       $  53,599
                                                          =========       =========

Supplemental disclosures of non-cash activities:
     Conversion of debt/interest to common stock            213,352              --

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September
30. The first quarters of fiscal 2001 and 2000 ended on December 31, 2000 and December 26, 1999 respectively. To conform to the Company's fiscal year ends, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 was a fifty-three week fiscal year, with an additional week added to the second fiscal quarter. Fiscal 2001 is a fifty-two week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments including all normal recurring adjustments necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on September 30, 2001.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements included herein should be read in conjunction with the Company's audited financial statements included in its 2000 Annual Report on Form 10-K.

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Policy for Derivative Instruments: At the beginning of fiscal year 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Under the Company's hedging policy, certain contracts have been designated as a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Cash Flow Hedging Strategy: To protect against the reduction in value of forecasted foreign currency cash flows resulting from international manufacturing expenses over the next quarter, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency expenses is offset by losses in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. During the quarter ended December 31, 2000, the Company recognized no material net gain (loss) related to the ineffective portion of its hedging instruments, and no material net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company recognized no gains or losses during the quarter ended December 31, 2000, for cash flow hedges that have been discontinued, because the forecasted transaction did not occur. All amounts have been included in other income and expense in the statement of operations. At December 31, 2000, the Company expects to reclassify $1,961 thousand of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next quarter, offset by an expected benefit from cash flows for the hedged international manufacturing expenses.

NOTE 3: INVENTORIES

Inventories consisted of the following (in thousands):

                           December 31,   September 30,
                               2000           2000
                           ------------   -------------
     Raw materials            $ 4,938        $ 2,803
     Work-in-process           32,416         26,659
     Finished goods            12,218          4,737
                              -------        -------
                              $49,572        $34,199
                              =======        =======


NOTE 4.  CALCULATION OF EARNINGS PER SHARE

The basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures, unless they are antidilutive, and are calculated by applying the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                  December 31,    December 31,
                                                      2000            1999
                                                  ------------    ------------
                                                          (in thousands,
                                                      except per share data)
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
     Net income (loss)                              $ 12,500        $(57,475)
                                                    --------        --------

Denominator:
     Weighted average number of common shares
        outstanding during the period:               107,919          49,834
                                                    --------        --------

Basic net income (loss) per share                   $   0.12        $  (1.15)
                                                    ========        ========

DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
     Net income (loss)                              $ 12,500        $(57,475)
                                                    --------        --------
Denominator:
     Weighted average number of common shares
        outstanding during the period                107,919          49,834

     Incremental common shares issuable under
        stock option plans after applying
        treasury stock method, net of tax benefit      2,183              --
                                                    --------        --------
Denominator for diluted earnings per share           110,102          49,834

Diluted net income (loss) per share                 $   0.11        $  (1.15)
                                                    ========        ========


For the three month period ended December 31, 2000, the weighted average number of common shares attributable to the assumed conversion of the Company's 6.5% convertible subordinated debentures, of 0.49 million shares, were not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 5. FINANCING TRANSACTIONS

In October 2000, the Company completed the automatic conversion of its 10% subordinated convertible notes to common stock. As of September 30, 2000, approximately $187.5 million of the Company's 10% convertible subordinated notes were outstanding. The automatic conversion called for the face value of the notes to be converted to common stock at $4.51 per share, and it also included a "make whole" provision that guaranteed interest for a minimum of two years, which was also paid in common stock. The fair value of the make whole interest paid to bondholders was approximately $29.3 million. Approximately 45.3 million shares of common stock were issued in October 2000 in conjunction with the conversion and "make whole" provision.

In November 2000, the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. During the first quarter ended December 31, 2000, the Company repaid the remaining balance of $28.8 million under the secured term loan. Short-term borrowings as of December 31, 2000 consisted of a six-month unsecured Thai baht denominated loan of approximately $4.8 million at an interest rate of 4.09%.

NOTE 6.  RESTRUCTURING COSTS

During the second and third quarters of fiscal 2000, the Company recorded total restructuring charges of $130.1 million. In the fourth quarter of fiscal year 2000, the Company revised the estimate for restructuring costs to approximately $120.8 million. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company has established a product engineering, sales and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed in the fourth quarter of fiscal 2000.

In addition, the Company closed its Philippine head stack operations and brought all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes by improving manufacturing cycle time. The Company's tape head assembly operations remain in the Philippines.

The following table reflects the total restructuring charge: (amounts in thousands):

                                  Facilities and                       Lease
                                     Equipment       Severance      Commitments        Other            Total
Restructuring charge                 $ 113,567       $   8,511       $   7,055       $     986       $ 130,119
Write off and write downs             (106,481)             --              --            (120)       (106,601)
Cash charges/adjustments                  (950)         (6,185)         (7,055)            737         (13,453)
Change in estimate                      (6,136)         (2,326)             --            (864)         (9,326)
                                     ---------       ---------       ---------       ---------       ---------
Reserve balance, Sept. 30, 2000      $      --       $      --       $      --       $     739       $     739
Write off and write downs                                                                 (739)           (739)
                                     ---------       ---------       ---------       ---------       ---------
Reserve balance, Dec. 31, 2000       $      --       $      --       $      --       $      --       $      --
                                     =========       =========       =========       =========       =========


The total restructuring charge of $120.8 million comprised $107.4 million for the write-off and disposition of equipment utilized in Japan and the Philippines, $7.1 million for future lease commitments in Japan, $6.2 million for severance in Japan and the Philippines, and $0.1 million for other expenses associated with the restructuring in Japan and the Philippines. The fair value of the assets written down was determined based upon salvage value as no further uses of the assets were identified. Approximately 3,700 employees and 100 contractors were terminated. Of the 3,800 terminations, approximately 200 and 3,400 were engaged in manufacturing activities in Japan and the Philippines, respectively. The net effect, after minority interest, for the total restructuring charge was $88.6 million, of which $32.2 million was related to the dissolution of RRSMI.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax are as follows (in thousands):

                                                 Three Months Ended
                                             December 31,   December 31,
                                                 2000           1999
                                             ------------   ------------
Net income (loss)                              $ 12,500       $(57,475)
Gain (loss) on currency forward contracts
  hedging future cash flows                      (1,961)
Change in unrealized gain (loss) on
  available-for-sale investments                     --             24
                                               --------       --------
Comprehensive income (loss)                    $ 10,539       $(57,451)


NOTE 8. SEGMENT INFORMATION

The Company operates and tracks its results in three operating segments, the hard disk drive or HDD segment, tape drive segment and fiber optic components segment. The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. For reporting purposes, we have aggregated the HDD and tape drive segments into Magnetic recording heads. The Company also is the majority owner of Scion Photonics, Inc. which designs and manufactures high performance optical components (see Note 9). The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not evaluate or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria.

Net sales to unaffiliated customers by operating segments were as follows (amounts in thousands):

                                                 Three Months Ended
                                             December 31,   December 31,
                                                 2000           1999
                                             ------------   ------------
Magnetic recording heads                       $189,913       $114,492
Fiber optics                                         43             --
                                               --------       --------
Total net sales                                $189,956       $114,492


Profit (loss) from unaffiliated customers by operating segments were as follows (amounts in thousands):

                                                 Three Months Ended
                                             December 31,   December 31,
                                                 2000           1999
                                             ------------   ------------
Magnetic recording heads                       $ 14,247       $(57,475)
Fiber optics                                     (1,747)            --
                                               --------       --------
Total net income                               $ 12,500       $(57,475)


NOTE 9. SCION PHOTONICS, INC.

The Company announced the formation of Scion Photonics, Inc. ("Scion") in September 2000. The business charter of Scion is to design, manufacture and market high-performance optical components to the fiber optics communications market. In October 2000, Scion received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Partners, in exchange for 25 million shares of preferred stock. These funds are restricted for the operations and capital requirements of Scion and as of December 31, 2000, Scion had cash balances totaling $23.6 million. Read-Rite Corporation owns 65 million shares of common stock with an additional 35 million shares of common stock reserved for Scion's stock option plan. In December, Scion acquired Optical Systems Corporation ("OSC") for cash and stock. OSC is a maker of precision automated tooling for the fiber optics component manufacturing industry and is located in Valencia, California.

NOTE 10. CUSTOMER CONCENTRATION

The Company's four largest hard disk drive, Maxtor, Quantum-HDD, Samsung and Western Digital accounted for 95% of net sales during the three-month period ended December 31, 2000. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 11. LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"). The complaint in the Ferrari State Action alleges that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The plaintiffs in the Ferrari State Action seek damages of an unspecified amount. By Order dated May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, defendants filed a motion for judgment on the pleadings seeking to use the federal action's final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001 but no date was set for a ruling by the court on this motion.

On January 16, 1997, a purported class action complaint was also filed in the United States District Court for the Northern District of California by Ferrari and Goldman against the Company and certain of its officers and directors (the "Ferrari Federal Action"). The complaint in the Ferrari Federal Action alleged that during a purported class period of April 19, 1995 to January 22, 1996, defendants made false and misleading statements concerning the Company's business condition and prospects. The Ferrari Federal Action contains similar factual allegations as the Ferrari State Action, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Ferrari Federal Action ("Ferrari Plaintiffs") also sought damages of an unspecified amount.

On May 19, 1997, another purported class action complaint was filed in the United States District Court for the Northern District of California by James C. Nevius and William Molair against the Company and certain of its officers and directors (the "Nevius Federal Action"). The Nevius Federal Action alleged that defendants made false and misleading statements about the Company's business condition and prospects during a purported class period of March 2 to June 19, 1996, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Nevius Federal Action ("Nevius Plaintiffs") also sought damages of an unspecified amount.

On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On March 2, 2000, the court dismissed the Ferrari Plaintiffs' claims without leave to amend, and dismissed the Nevius Plaintiffs' claims with leave to amend. On October 13, 2000, the court ordered that the Ferrari Plaintiffs' and Nevius Plaintiffs' complaints be dismissed without leave to amend and that both actions be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively.

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report; and Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and notes thereto, in the Annual Report for the fiscal year 2000 as filed on Form 10-K.

FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include but are not limited to, the Company's belief that its restructuring efforts will provide a faster response to customer changes through improvement in manufacturing cycle time; that the Company expects continued productivity improvements and better capacity utilization at its Fremont wafer fab; that the Company expects Scion Photonics, Inc. to incur start-up losses throughout the fiscal year; that the Company believes that they and the individual defendants have meritorious defenses in the purported class actions (collectively, the "Actions") described in Note 11 "Legal Proceedings"; that the Company expects the investment in R&D for its head gimbal assembly, head stack assembly and tape drive business to grow slightly during fiscal 2001; that the Company anticipates Scion's investment in R&D will increase throughout the fiscal year; that the Company anticipates increased sales and volume during the first half of fiscal 2001; that the Company expects capital expenditures for its head gimbal assembly, head stack assembly and tape head operations will be approximately $90 - $100 million during the fiscal year and expects that capital expenditures for Scion Photonics, Inc. will be approximately $15 - 20 million during the fiscal year.

Some factors that could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on current and future GMR products; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into volume manufacturing; failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' new products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; Scion's ability to quickly and successfully develop, design, manufacture, ramp production and sustain volume production of its optical products; Scion's ability to achieve anticipated acquisition related operational efficiencies; Scion's ability to effectively manage and distribute products and compete in the highly competitive and rapidly changing marketplace; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increases the Company's working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" and other risk factors described in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for fiscal year 2000.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended December 31, 2000 increased 65.9% to $189.9 million compared to $114.5 million for the same period last year. The increase is attributable to higher unit shipments, as the Company shipped in volume head gimbal assemblies and head stack assemblies supporting its customer's 20 gigabyte per platter disk drive programs. During the quarter ended December 31, 1999, the Company shipped recording heads supporting its customers 9.1 and 10.2 gigabyte per platter disk drive programs. During the quarter ended December 31, 2000, the Company shipped 23.0 million head gimbal assemblies (including head gimbal assemblies shipped in the form of head stack assemblies) as compared to
11.1 million head gimbal assemblies shipped during the quarter ended December 31, 1999.

Head gimbal assemblies accounted for 51% of product shipped during the quarter versus 17% for the same period last year. Head stack assemblies accounted for 45% of product shipped versus 75% for the same period last year. However, head stack assemblies shipped this quarter increased as a percentage of product shipped from the fourth quarter of fiscal year 2000, in which head stack assemblies accounted for 32% of product shipped. The Company expects the product mix reflected in this quarter's numbers will not materially change during the fiscal year.

The Company's average selling prices for head gimbal assemblies remained relatively flat as compared to the same period last year. Average selling prices for head stack assemblies decreased during the quarter as compared to the same period last year as the average number of heads per head stack decreased by approximately 0.5 heads as compared to the same period last year. During the first quarter of fiscal 2001, the Company shipped products to customers supporting their current mainstream 20 gigabyte per platter programs.

The Company's customer base remains highly concentrated as its four hard disk drive customers, Maxtor, Quantum - HDD, Samsung and Western Digital accounted for over 95% of net sales for the three month period ended December 31, 2000 compared to 84% for the comparable period last year.

GROSS MARGIN

The Company's gross margins are primarily influenced by the level of unit sales in relation to fixed costs, average selling prices, manufacturing yields and product mix. The relative impact of these factors fluctuates from time to time. Head stack assemblies typically have a lower gross margin, as a percentage of sales, than head gimbal assemblies. Head stack assemblies typically consists of one or more head gimbal assemblies and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the head stack assembly and the gross margin on such purchased components is substantially lower than the gross margin on head gimbal assemblies produced by the Company.

The gross margin was 20.1% for the first quarter of fiscal 2001 as compared to a gross margin loss of 27.2% for the first quarter of fiscal 2000. The improvement in gross margin is attributed to higher unit volumes, improved manufacturing yields and cost savings realized from the restructuring efforts initiated during the second half of fiscal year 2000.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT: Research and development expenses were $14.6 million for the three months ended December 31, 2000 as compared to $19.1 million for the three-month period ended December 31, 1999. The decrease in expenses can be attributed to the Company's decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000, and continued cost containment efforts. The Company expects the investment in R&D for its head gimbal assembly, head stack assembly, tape drive business and further diversification efforts to grow slightly during fiscal 2001. Scion Photonics, Inc., incurred $1.5 million of the $14.6 million in research and development costs during the first fiscal quarter of 2001. The Company expects Scion's investment in R&D will increase throughout the fiscal year.

SELLING, GENERAL & ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses were $7.8 million for the three months ended December 31, 2000 as compared to $6.6 million for the three month period ended December 31, 1999. SG&A expenses, as a percentage of sales, were 4% for the quarter ended December 31, 2000 as compared to 5.7% for the same period last year. The increase in expense was the result of increased recruiting and staffing, reclassification of certain personnel into SG&A and the establishment of Read-Rite Japan.

NON-OPERATING EXPENSES:

INTEREST EXPENSE: Interest expense was $2.7 million for the quarter ended December 31, 2000 as compared to $8.8 million for the same period last year. The decrease in interest expense was due to the significantly lower debt balance for the three month period ended December 31, 2000.

INTEREST INCOME AND OTHER, NET: Interest income and other, net for the quarter ended December 31, 2000 was a loss of $0.4 million compared to income of $4.6 million for the quarter ended December 31, 1999. The reduction in income is primarily related to a gain recognized in the first quarter of fiscal year

2000 on the sale of certain real estate in the United States and the sale of an option on certain real estate, and foreign exchange losses of $1.4 million for the three-month period ended December 31, 2000 as compared to a $0.4 million loss for the same period last year. In addition, interest income for the three-month period ended December 31, 2000 was $0.7 million compared to $2.5 million for the same period last year. The reduction in interest income is the result of lower average investment balances during the quarter ended December 31, 2000.

INCOME TAXES: The effective income tax rate for the three months ended December 31, 2000, was 2% consisting primarily of a calculation based on US alternative minimum tax requirements, compared to a zero rate in the same period last year due to operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of the end of the first three months of fiscal 2001, the Company had cash and investments of $98.6 million, total assets of $528.5 million and total liabilities of $205.4 million.

Cash provided by operating activities was $46.1 million. The positive cash flow from operating activities was primarily attributed to net income from operations of $12.5 million, depreciation and amortization of $33.4 million, an increase in accounts payable and other accrued liabilities of $15.4 million, offset by an increase in inventory balances of $15.4 million. The increase in accounts payable and accruals of $15.4 million was primarily related to a growth in accounts payable due to the increased demand for head gimbal assemblies and head stack assemblies. The growth in inventory of $15.4 million was primarily due to higher manufacturing activity (work-in-process) and a planned increase in finished goods in anticipation of the year-end holidays to meet upcoming demand in the first part of the second quarter of fiscal year 2001.

The Company's business is highly capital intensive. During the quarter, the Company incurred capital expenditures of $26.6 million. The Company's plan for capital equipment purchases during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head business is approximately $90 - $100 million. The Company estimates that capital expenditures during fiscal 2001 for its majority owned subsidiary, Scion Photonics, Inc., will be approximately $15 - $20 million. As of December 31, 2000, total commitments for construction or purchase of capital equipment for the Company, including commitments of $6.6 million for Scion, totaled approximately $46.5 million.

Cash provided by financing activities was $14.7 million, the result of several financing transactions occurring during the first quarter of fiscal year 2001. These transactions significantly improved the Company's financial position and liquidity. During the first fiscal quarter of fiscal 2001, the debt balances of the Company were reduced from $272.6 million at the beginning of the quarter to $60.5 million as of the end of the first fiscal quarter of 2001.

During the first quarter of fiscal 2001, the Company completed the automatic conversion of its 10% subordinated convertible notes to common stock, with the face value of the notes converted to common stock at a price of $4.51 per share. The automatic conversion included a "make whole" provision that guaranteed interest for two years, the fair value of which was approximately $29.3 million and which was also paid in stock. Approximately 45.3 million shares of common stock were issued in October in conjunction with the conversion and the "make whole" provision. During the quarter the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. Also, during the quarter the Company repaid the remaining balance of $28.8 million under the secured term loan. Short-term borrowings as of December 31, 2000 consisted of a six-month unsecured Thai baht denominated loan of approximately $4.8 million, at an interest rate of 4.09%.

In addition, in October 2000, Scion Photonics, Inc., a subsidiary of Read-Rite, received $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International, Ltd. and Integral Partners, in exchange for in exchange for 25 million shares of preferred stock. These funds are restricted for the operations and capital requirements of Scion and as of December 31, 2000, Scion had cash balances totaling $23.6 million.

The Company does not pay cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

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

The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the last three quarters of fiscal 1999, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, and increased unit costs due to under-utilization of production capacity. As a consequence, the Company experienced a significant reduction in net sales, negative gross margin and incurred significant losses.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to giant magnetoresistive ("GMR") than anticipated and the Company had limited "design-in wins" for its early GMR products with its customers. Demand variations such as these can materially and adversely affect the Company's business, financial condition and results of operations.

The Company's largest customers are Maxtor, Western Digital, Samsung and Quantum, representing 40%, 20%, 19% and 12%, respectively, of the Company's net sales during fiscal 2000. The Company produced head gimbal assemblies in volume for six customers head stack assemblies in volume for four customers and tape drive products in volume for three customers during fiscal 2000. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. For example, in October 2000, Quantum announced a merger of its HDD unit into Maxtor. Other acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition from magnetoresistive ("MR") to GMR technology.

During fiscal 2000, the Company shipped 60.6 million GMR heads (including heads in head stack assemblies) for 22 disk drive programs to five customers, accounting for approximately 87% of net sales during the period. Therefore, the Company expects to continue investing significant resources in GMR and in other thin film magnetic product development and manufacturing equipment. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing new GMR heads at acceptable manufacturing yields as is needed to achieve consistent design-in wins on customers' new product programs.

SUBSTANTIAL CAPITAL EXPENDITURES

The Company's business is highly capital intensive. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers' needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company's plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company's underestimation or overestimation of its capacity requirements, or failure to successfully and timely put in place the proper technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2000 of $93.6 million, compared to $101.0 million during fiscal 1999. The Company expects capital expenditures of $90 - $100 million during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head operations , and Scion plans to spend $15 - 20 million in capital expenditures during fiscal 2001.

INTERNATIONAL OPERATIONS

The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its head gimbal assembly machining, assembly and test operations, head stack assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations. At this time, none of the Company's employees are currently represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

In addition, several Asian countries, including Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures.

COMPLEX MANUFACTURING PROCESSES

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss and, in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter yields typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing GMR products. Further, the shortening of product life cycles requires the Company to produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle, which is conducive to higher manufacturing yields and declining costs.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

As a high technology Company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photo resist, wires and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

In addition, California, the state in which the Company maintains its wafer facility, is currently experiencing demands for electricity and gas creating a significant increase in the costs and a reduction in the surplus of power available to California customers. The public utility company, Pacific Gas & Electric, is also experiencing financial difficulties and may not be able to procure power in the near future. If the utility cannot procure the electricity and natural gas for its customers, the Company may experience interruptions in power at its wafer fabrication facility, which may have a negative impact on its manufacturing yields and output.

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or experiences financial difficulties, the Company may be required to take significant inventory charges, which, in turn, could materially and adversely affect the Company's business, financial condition and results of operations. While the Company in the past has taken certain charges and provided inventory write-downs, there can be no assurance that the Company will not be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

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

LOCATION OF FACILITIES IS SUBJECTS TO THE RISK OF EARTHQUAKES

The Company's wafer fabrication facilities, and a majority of its administration and data processing function are located in a seismically active area that has experienced major earthquakes in the past. In the event of a major earthquake or other disaster affecting the Company's facilities, operations and operating results could be adversely affected.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, qualifications on volume shipment programs from major customers, general conditions in the disk drive and computer industries, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the Company's Annual Report on From 10-K for fiscal year 2000 under the heading "Quantitative and Qualitative Disclosures About Market Risk".


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on Legal Proceedings please see Note 11 to the Company's Consolidated Condensed Financial Statements in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.65    Scion Photonics, Inc. Preferred Stock Purchase Agreement

          10.66    Scion Photonics, Inc. 2000 Stock Option Plan

     (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the first quarter of fiscal 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2001                  /s/ John T. Kurtzweil
                                        -------------------------------
                                        Sr. Vice President, Finance and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS            DESCRIPTION
10.65               Scion Photonics, Inc. Preferred Stock Purchase Agreement
10.66               Scion Photonics, Inc. 2000 Stock Option Plan