Form 10-Q/A
period 2000-12-31
READ RITE CORP /DE/
filed 2001-02-12
CIK 819480

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                  FORM 10-Q/A


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



* This Form 10-Q/A is being filed solely to correct a typographical error in the "Accounts Payable" line of the Consolidated Condensed Balance Sheet located on page 3.


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
                                                    =========       =========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $  89,447       $  72,995
     Accrued compensation and benefits                 23,364          24,797
     Accrued interest payable                           1,327          31,671
     Other accrued liabilities                         25,623          26,950
     Short-term borrowings                              4,843              --
     Current portion of long-term debt and
        capital lease obligations                      11,110          39,849
                                                    ---------       ---------
     Total current liabilities                        155,714         196,262

Convertible subordinated notes                         19,802         207,312
Other long-term debt                                   24,800          25,400
Other long-term liabilities                             5,060           5,102
                                                    ---------       ---------
       Total liabilities                              205,376         434,076

Minority interest in consolidated subsidiary           26,177          19,341

Stockholders' equity:
     Preferred stock, $0.0001 par value                    --              --
     Common stock, $0.0001 par value                       12               7
     Additional paid-in capital                       695,550         449,800
     Accumulated deficit                             (396,636)       (409,137)
     Accumulated other comprehensive loss              (1,961)           (739)
                                                    ---------       ---------
       Total stockholders' equity                     296,965          39,931

TOTAL LIABILITIES, MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES AND
     STOCKHOLDERS' EQUITY                           $ 528,518       $ 493,348
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