Form 10-Q
period 2001-03-31
READ RITE CORP /DE/
filed 2001-05-15
CIK 819480

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         COMMISSION FILE NUMBER: 0-19512
--------------------------------------------------------------------------------

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

                                 Yes [X] No [ ]

On May 4, 2001, 119,035,926 shares of the registrant's common stock were issued and outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              READ-RITE CORPORATION
                                 (in thousands)

                                                                                   March 31,        September 30,
                                                                                     2001               2000
                                                                                   ---------          ---------
                                                                                  (unaudited)            (a)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  97,669          $  64,462
    Short-term investments                                                            16,500                 --
    Accounts receivable, net                                                          75,760             87,840
    Inventories                                                                       43,211             34,199
    Prepaid expenses and other current assets                                          5,564              5,603
                                                                                   ---------          ---------
       Total current assets                                                          238,704            192,104

Property, plant and equipment, net                                                   270,975            285,053
Intangible and other assets                                                           10,190             16,191
                                                                                   ---------          ---------
       TOTAL ASSETS                                                                $ 519,869          $ 493,348
                                                                                   =========          =========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $  83,969          $  72,995
    Accrued compensation and benefits                                                 25,612             24,797
    Accrued interest payable                                                             227             31,671
    Other accrued liabilities                                                         21,907             26,950
    Short-term borrowings                                                              4,444                 --
    Current portion of long-term debt
       obligations                                                                    11,099             39,849
                                                                                   ---------          ---------
       Total current liabilities                                                     147,258            196,262

Convertible subordinated notes                                                        19,801            207,312
Other long-term debt                                                                  19,847             25,400
Other long-term liabilities                                                            5,048              5,102
                                                                                   ---------          ---------
       Total liabilities                                                             191,954            434,076

Minority interest in consolidated subsidiary - Read-Rite SMI                              --             19,341
Minority interest in consolidated subsidiary - Scion Photonics, Inc.                  20,380                 --

Stockholders' equity
    Preferred stock, $0.0001 par value                                                    --                 --
    Common stock, $0.0001 par value                                                       12                  7
    Additional paid-in capital                                                       698,029            449,800
    Accumulated deficit                                                             (390,506)          (409,137)
    Accumulated other comprehensive loss                                                  --               (739)
                                                                                   ---------          ---------
       Total stockholders' equity                                                    307,535             39,931

TOTAL LIABILITIES, MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY AND
    STOCKHOLDERS' EQUITY                                                           $ 519,869          $ 493,348
                                                                                   =========          =========


(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 2000.

See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              READ-RITE CORPORATION
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended March 31,           Six Months Ended March 31,
                                                            ----------------------------          ----------------------------
                                                              2001               2000                2001              2000
                                                            ---------          ---------          ---------          ---------
Net sales                                                   $ 193,277          $ 154,487          $ 383,233          $ 268,979
Cost of sales - on net sales                                  159,292            172,731            311,015            318,350
Cost of sales - special charges                                 5,416              4,187              5,416              4,187
                                                            ---------          ---------          ---------          ---------

      Gross margin (loss)                                      28,569            (22,431)            66,802            (53,558)

Operating expenses:
      Research and development                                 19,853             19,122             34,498             38,269
      Selling, general and administrative                       8,468              7,110             16,234             13,691
      Restructuring costs                                          --            122,086                 --            122,086
                                                            ---------          ---------          ---------          ---------

      Total operating expenses                                 28,321            148,318             50,732            174,046
                                                            ---------          ---------          ---------          ---------

      Operating income (loss)                                     248           (170,749)            16,070           (227,604)

Interest expense                                                1,260              7,728              3,918             16,574

Interest income and other, net                                 (1,204)              (898)              (853)            (5,490)
                                                            ---------          ---------          ---------          ---------

      Income (loss) before income taxes, minority
        interest and extraordinary item                           192           (177,579)            13,005           (238,688)

Provision (benefit) for income taxes                              135                 --                426                 --

Minority interest in net loss of consolidated
      subsidiary                                               (6,073)           (44,567)            (6,051)           (48,200)
                                                            ---------          ---------          ---------          ---------

Income (loss) before extraordinary item                         6,130           (133,012)            18,630           (190,488)

Extraordinary item - gain on debt conversion,
      net of no taxes                                              --            158,720                 --            158,720
                                                            ---------          ---------          ---------          ---------

      Net income (loss)                                     $   6,130          $  25,708          $  18,630          $ (31,768)
                                                            =========          =========          =========          =========

Earnings (loss) per share before extraordinary item         $    0.05          $   (2.65)         $    0.16          $   (3.81)
                                                            =========          =========          =========          =========

      Extraordinary income per share                               --               3.16                 --               3.17
                                                            ---------          ---------          ---------          ---------

Earnings (loss) per share
      Basic and Diluted                                     $    0.05          $    0.51          $    0.16          $   (0.64)
                                                            =========          =========          =========          =========

Shares used in per share computations
      Basic                                                   118,224             50,224            113,071             50,036
      Diluted                                                 121,285             50,224            115,693             50,036


   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              READ-RITE CORPORATION
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended March 31,
                                                                          2001              2000
                                                                       ---------          ---------
Cash flows from operating activities:
Net income (loss)                                                      $  18,630          $ (31,767)
Adjustments to reconcile net income (loss) to cash
    provided by operations:
      Depreciation and amortization                                       65,977             86,932
      Extraordinary gain from debt conversion                                              (158,720)
      Cash payment related to prior restructuring charge                                       (436)
      Non-cash portion of restructuring costs                                               114,874
      Minority interest in net loss of consolidated subsidiary            (6,051)           (48,200)
Changes in assets and liabilities
    Accounts receivable                                                   12,080            (28,644)
    Inventories (net of write-off related to restructuring)               (9,012)           (16,513)
    Accounts payable and accrued liabilities                               6,542             32,113
    Other assets and liabilities, net                                         84               (540)
                                                                       ---------          ---------

Net cash provided by (used in) operating activities                       88,250            (50,901)
                                                                       ---------          ---------

Cash flows from investing activities:
    Capital expenditures                                                 (51,010)           (51,170)
    Maturities of available-for-sale investments                          84,581            323,759
    Purchase of available -for-sale investments                         (101,081)          (214,529)
                                                                       ---------          ---------

Net cash provided by (used in) investing activities                      (67,510)            58,060
                                                                       ---------          ---------

Cash flows from financing activities
    Payment of long-term debt and capital lease obligations              (34,304)           (94,309)
    Proceeds from long-term debt                                              --             63,677
    Proceeds from short-term borrowing                                     4,843              2,546
    Proceeds from issuance of common stock, net                           48,868                839
    Payment to joint venture partner upon final
      dissolution of RRSMI                                                (6,940)                --
                                                                       ---------          ---------

Net cash provided by (used in) financing activities                       12,467            (27,247)
                                                                       ---------          ---------

Net increase (decrease) in cash and cash equivalents                      33,207            (20,088)
Cash and cash equivalents
    Beginning of period                                                   64,462             80,547
                                                                       ---------          ---------

    End of period                                                      $  97,669          $  60,459
                                                                       =========          =========

Supplemental disclosures of non-cash activities
    Conversion of debt to common stock                                   213,353               5,595

    Conversion of debt and accrued interest to common stock                   --               9,033

    Conversion of joint venture debt to minority interest                     --              13,873

Supplemental disclosures of cash flow information
    Interest paid                                                          3,301              19,425
    Taxes paid                                                               467                 107

         READ-RITE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September
30. The second quarters of fiscal 2001 and 2000 ended on April 1, 2001 and April 2, 2000, respectively. To conform to the Company's fiscal year end, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 was a fifty-three week fiscal year, with an additional week added to the second fiscal quarter ended on April 2, 2000. Fiscal 2001 is a fifty-two week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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


NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Policy for Derivative Instruments: At the beginning of fiscal year 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Under the Company's hedging policy, certain contracts may be designated as a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Cash Flow Hedging Strategy: To protect against the reduction in value of forecasted foreign currency cash flows resulting from international manufacturing expenses over the next quarter, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency expenses is offset by losses in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. During the three and six month periods ended March 31, 2001, the Company recognized no material net gain
(loss) related to the ineffective portion of its hedging instruments, and no material net gain (loss) related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness. The Company recognized no gains or losses during the three and six-month periods ended March 31, 2001, for cash flow hedges that have been discontinued because the forecasted transaction did not occur. All amounts have been included in other income and expense in the statement of operations.


NOTE 3:         INVENTORIES

Inventories consisted of the following (in thousands):

                        March 31,     September 30,
                         2001            2000
                        ---------     -------------
Raw materials           $ 4,247         $ 2,803
Work-in-process          25,587          26,659
Finished goods           13,377           4,737
                        -------         -------
                        $43,211         $34,199
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

The following table presents the calculation of basic and diluted earnings per share:

                                                  Three months ended March 31,       Six months ended March 31,
                                                   -------------------------         -------------------------
                                                     2001             2000             2001            2000
                                                   --------         --------         --------         --------
                                                        (amounts in thousands, except per share amounts)
BASIC NET INCOME (LOSS) PER SHARE
      COMPUTATION
Numerator:
      Net income (loss)                            $  6,130         $ 25,708         $ 18,630         $(31,768)

Denominator
      Weighted average number of common
         shares outstanding during
          the period                                118,224           50,224          113,071           50,036
                                                   --------         --------         --------         --------

Basic net income (loss) per share                  $   0.05         $   0.51             0.16         $  (0.64)

DILUTED NET INCOME (LOSS) PER SHARE
      COMPUTATION
Numerator
      Net income (loss)                            $  6,130         $ 25,708         $ 18,630         $(31,768)

Denominator
      Weighted average number of common
         shares outstanding during
         the period                                 118,224           50,224          113,071           50,036
      Incremental common shares issuable:
         Warrants                                       188               --               94               --
         Company stock option plans after
          applying treasury stock
          method, net of tax benefits                 2,873               --            2,528               --
                                                   --------         --------         --------         --------

Denominator for diluted earnings per share          121,285           50,224          115,693           50,036

Diluted net income (loss) per share                $   0.05         $   0.51         $   0.16         $  (0.64)


For the three and six month periods ended March 31, 2001, the weighted average number of common shares attributable to the assumed conversion of the Company's 6.5% convertible subordinated debentures, of 490 thousand shares, were not included in the diluted earnings per share computation because the effect would be antidilutive.


NOTE 5. FINANCING TRANSACTIONS


In February 2000, the Company filed a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345 million of 6.5% convertible subordinated notes. The Company also offered additional 10% convertible subordinated notes for cash. The exchange offering was completed on March 15, 2000. Approximately $325.2 million in aggregate principal value of the Company's 6.5% convertible subordinated notes were tendered in the exchange offer, and the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes. As a result of this debt conversion, the Company recognized $158.7 million of extraordinary gain, net of no taxes, in the fiscal quarter ended March 31, 2000.

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

In November 2000, the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. During the first quarter ended December 31, 2000, the Company repaid the remaining balance of $28.8 million under a secured term loan.

Short-term borrowings as of March 31, 2001 consisted of an unsecured Thai baht denominated loan, which matures in June 2001, of approximately $4.4 million at an interest rate of 4.09%.

NOTE 6.  SPECIAL CHARGES

During the three months ended March 31, 2001, the Company took a $5.4 million charge primarily related to fixed assets for the obsolescence of equipment, and the consolidation of its slider fabrication, head gimbal assembly ("HGA"), and head stack assembly ("HSA") prototype and development operations from its facilities in California to its operations in Thailand.

During the three months ended March 31, 2000, the Company wrote-off $4.2 million of excess inventories as part of the restructuring plan to consolidate the Company's wafer fab in Japan to the U.S.



NOTE 7. RESTRUCTURING COSTS

During the second quarter ended March 31, 2000, the Company incurred restructuring costs of $122.1 million. The Company incurred an additional restructuring charge during the third quarter of fiscal year 2000 of $7.8 million. In the fourth quarter of fiscal year 2000, the Company revised the estimate for restructuring costs to approximately $120.8 million. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company has established a product engineering, sales and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed in the fourth quarter of fiscal 2000.

In addition, the Company closed its Philippine head stack operations and combined all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes by improving manufacturing cycle time. The Company's tape head assembly operations remain in the Philippines.

The following table reflects the total restructuring charge (amounts in thousands):

                                     Facilities and                            Lease
                                        Equipment          Severance         Commitments           Other              Total
                                     --------------        ---------         ----------          ---------          ---------
Restructuring charge                    $ 113,567          $   8,511          $   7,055          $     987          $ 130,119
Write off and write downs                (106,481)                --                 --               (120)          (106,601)
Cash charges/adjustments                     (950)            (6,185)            (7,055)               737            (13,453)
Change in estimate                         (6,136)            (2,326)                --               (864)            (9,326)
                                        ---------          ---------          ---------          ---------          ---------
Reserve balance, Sept. 30, 2000         $      --          $      --          $      --          $     739          $     739
Write-off and write downs                                                                             (739)              (739)
                                        ---------          ---------          ---------          ---------          ---------
Reserve balance, Dec. 31, 2000          $      --          $      --          $      --          $      --          $      --
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


NOTE 8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax are as follows (in thousands):

                                                       Three months ended March 31,       Six months ended March 31,
                                                        -------------------------         -------------------------
                                                          2001             2000             2001             2000
                                                        --------         --------         --------         --------
Net income (loss)                                       $  6,130         $ 25,708         $ 18,630         $(31,768)
Change in unrecognized loss on currency forward
      contracts hedging future cash flows                  1,961               --               --               --
Adjustment for recognition of accumulated
      translation loss of liquidated subsidiary               --               --              739               --
Change in unrealized gain/(loss) on
      available-for-sale investments                          --              250               --              274
                                                        --------         --------         --------         --------

Comprehensive income/(loss):                            $  8,091         $ 25,958         $ 19,369         $(31,494)
                                                        ========         ========         ========         ========

NOTE 9.  SEGMENT INFORMATION

The Company operates and tracks its results in three operating segments, the hard disk drive or HDD segment, tape drive segment and fiber optic components segment. The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. For reporting purposes, the Company has aggregated the HDD and tape drive segments into magnetic recording heads. The Company also is the majority owner of Scion Photonics, Inc. which designs and manufactures high performance optical components (see Note 10). The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not allocate assets or depreciation by operating segment.

Net sales to unaffiliated customers by operating segments were as follows (amounts in thousands):

                                Three months ended March 31,       Six months ended March 31,
                                 -------------------------         -------------------------
                                   2001             2000             2001             2000
                                 --------         --------         --------         --------
Magnetic recording heads         $193,119         $154,487         $383,032         $268,979
Fiber optics                          158               --              201               --
                                 --------         --------         --------         --------
Total net sales                  $193,277         $154,487         $383,233         $268,979

Profit (loss) from unaffiliated customers by operating segments were as follows (amounts in thousands):

                                        Three months ended March 31,           Six months ended March 31,
                                        ----------------------------          ----------------------------
                                          2001               2000               2001               2000
                                        ---------          ---------          ---------          ---------
Magnetic recording heads                $   6,632          $(133,012)         $  20,880          $(190,488)
Fiber optics                                 (502)                --             (2,250)                --
                                        ---------          ---------          ---------          ---------
Total net income/(loss)  before
  extraordinary item                    $   6,130          $(133,012)         $  18,630          $(190,488)


NOTE 10.  SCION PHOTONICS, INC.

The Company announced the formation of Scion Photonics, Inc. ("Scion") in September 2000. In December, Scion acquired Optical Systems Corporation ("OSC") for cash and stock. OSC is a maker of precision automated tooling equipment and is located in Valencia, California. Scion Photonic's mission is to become the preeminent supplier of Application Specific Photonic Components (ASPC TM) and subsystems.

In October 2000, Scion received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Partners, in exchange for 25 million shares of preferred stock. These funds are restricted for the operations and capital requirements of Scion and as of March 31, 2001, Scion had cash balances totaling $3.7 million. Scion is in the process of obtaining its second round of financing and anticipates closing the financing during the second half of fiscal 2001. Read-Rite Corporation owns 65 million shares of common stock with an additional 35 million shares of common stock reserved for Scion's stock option plan. Read-Rite contributed approximately $2.7 million in tangible assets to the joint venture. As a common shareholder, Read-Rite is allocated 100% of the losses incurred by Scion up to the amount of tangible assets contributed. Tyco Ventures and Integral Partners, as preferred shareholders, have preferential liquidation rights such that they will receive 100% of their $25 million contributed capital before any distribution to common shareholders, and will assume the losses Scion incurs beyond the tangible assets contributed by Read-Rite and any other common shareholders. Scion has incurred losses since inception of $8.8 million. For the three and six month periods ended March 31, 2001, $6.1 million of Scion's loss was allocated to minority interest.

NOTE 11.  CUSTOMER CONCENTRATION

The Company's four largest HDD customers, Maxtor, Quantum-HDD, Samsung and Western Digital accounted for 92% of net sales during the six-month period ended March 31, 2001. Quantum-HDD merged with Maxtor in April 2001 and as such will no longer be separately reported. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 12.  LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"), alleging that the defendants made false and misleading statements concerning the Company's business condition and prospects and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action's final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001 and on April 20, 2001, the court entered an order granting that motion. Given that order, the plaintiffs have 30 days to appeal this decision.

On January 16, 1997 and May 19, 1997, two supposed class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the "Ferrari Federal Action") and by James C. Nevius and William Molair (the "Nevius Federal Action"), respectively. Both complaints alleged that the defendants made false and misleading statements concerning the Company's business condition and prospects and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On October 13, 2000, the court ordered that the Ferrari Plaintiffs' and Nevius Plaintiffs' complaints be dismissed without leave to amend and that both actions be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously, and believes the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company's business, results of operations and financial condition.

Except as so noted, the Company is not a party, nor is its property subject, to any pending legal proceedings other than ordinary routine litigation incidental and not material to the Company's business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.


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

FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include but are not limited to, the Company's belief that its restructuring efforts will provide a faster response to customer changes through improvement in manufacturing cycle time; that the Company expects continued productivity improvements and better capacity utilization at its Fremont wafer fab; that the Company expects Scion Photonics, Inc. to incur start-up losses throughout the fiscal year; that the Company believes that they and the individual defendants have meritorious defenses in the purported class actions (collectively, the "Actions") described in Note 12 "Legal Proceedings"; that the Company expects the investment in R&D for its head gimbal assembly, head stack assembly, tape drive business and diversification efforts to grow slightly during fiscal 2001; that the Company anticipates Scion's investment in R&D will increase throughout the fiscal year; that the Company expects capital expenditures for its head gimbal assembly, head stack assembly and tape head operations will be approximately $90 - $100 million during the fiscal year and expects that capital expenditures for Scion Photonics, Inc. will be approximately $20 million during the fiscal year; and that the Company expects the second round of financing for Scion Photonics to be completed in the second half of the fiscal year.

Some factors that could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on current and future GMR products; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into volume manufacturing; failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' new products more quickly or cost effectively than the Company; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; Scion may be unable to obtain financing in the second half of the fiscal year or may not obtain the sufficient financing required; Scion's ability to quickly and successfully develop, design, manufacture, ramp production and sustain volume production of its optical products; Scion's ability to achieve anticipated acquisition related operational efficiencies; Scion's ability to effectively manage and distribute products and compete in the highly competitive and rapidly changing marketplace; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increases the Company's working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" and other risk factors described in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for fiscal year 2000.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.


RESULTS OF OPERATIONS

NET SALES

Net sales were $193.3 million and $383.2 million for the three and six-month periods ended March 31, 2001, respectively, compared to net sales of $154.5 million and $269.0 million for the comparable periods in fiscal 2000. The increase is attributable to higher unit shipments, as the Company shipped in volume head gimbal assemblies and head stack assemblies supporting its customers' 20 gigabyte per platter disk drive programs and began ramping production for its customers' 30 gigabyte per platter disk drive programs during the six-month period ended March 31, 2001. During the six-month period ended March 31, 2000, the Company shipped recording heads supporting its customers 9.1 and 10.2 gigabyte per platter disk drive programs.

The Company shipped 22.9 million and 46 million recording heads for the hard disk drive and tape drive markets, including head gimbal assemblies shipped in the form of head stack assemblies, for the three and six-month periods ended March 31, 2001 compared to 17.2 million and 28.0 million head gimbal assemblies shipped during the three and six-month periods ended March 31, 2000. The increase in shipments during the three and six-month periods ended March 31, 2001 compared to the same periods last year is the result of the Company's participation during 2001 on its customers 20 gigabyte per platter programs and the Company's introduction of the 30 gigabyte per platter programs, compared to the Company's limited participation on its customers' first generation GMR products during the first half of fiscal 2000.

Head gimbal assemblies accounted for 51% and 50% of net sales during the three and six-month periods ended March 31, 2001 versus 23% and 21% for the comparable periods last year. Head stack assemblies accounted for 43% and 44% of net sales versus 71% and 73% for the same periods last year.

The Company's average selling prices for head gimbal assemblies for the second fiscal quarter of 2001 remained relatively flat compared to the first fiscal quarter of 2001 and were approximately 7% higher compared to the second fiscal quarter of 2000. Average selling prices for head stack assemblies for the three-month period ended March 31, 2001 decreased by 8% compared to the same period last year as the average number of heads per head stack shipped during the quarter ended March 31, 2001 decreased by approximately one-third of a head as compared to the same period last year. Average selling prices for head stack assemblies for the second fiscal quarter of 2001 were 9% higher than the first fiscal quarter of 2001 as the average number of heads per head stack shipped increased by approximately 0.3 heads, to 2.6 heads per head stack assembly, from the first to second quarter of fiscal 2001.

The Company's customer base remains highly concentrated as its four HDD customers, Maxtor, Quantum - HDD, Samsung and Western Digital accounted for over 92% and 94% of net sales for the three and six-month periods ended March 31, 2001, compared to 92% and 89% for the comparable periods last year. Quantum-HDD merged with Maxtor in April 2001 and as such will no longer be separately reported.

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

The gross margin was 14.8% and 17.4% for the three and six-month periods ended March 31, 2001, as compared to a gross margin loss of 14.5% and 19.9% for the same periods last year. The improvement in gross margin during the first half of fiscal year 2001 is attributed to higher unit volumes, improved manufacturing yields and cost savings realized from the restructuring efforts initiated during the second half of fiscal year 2000. Gross margin decreased from 20.1% in the first quarter of fiscal year 2001 to 14.8% during the second quarter of fiscal year 2001. During the quarter ended March 31, 2001, the Company took a special charge of $5.4 million primarily for the obsolescence of equipment, and the consolidation of its slider fabrication, head gimbal assembly and head stack assembly prototype and development operations to its operations in Thailand. Excluding this charge, the gross margin was 17.6%. The Company also experienced higher manufacturing costs as a result of lower yields as it began the ramp of heads for customers' 30 gigabyte per platter programs.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT: Research and development expenses were $19.9 million and $34.5 million for the three and six-month periods ended March 31, 2001 as compared to $19.1 and $38.3 million for the same periods last year. Scion Photonics, Inc., incurred $5.6 million and $7.1 million respectively, of the $19.9 million and $34.5 million in research and development costs during the three and six-month periods ended March 31, 2001. The Company expects Scion's investment in R&D will continue throughout the fiscal year. The Company also expects the investment in R&D for its head gimbal assembly, tape drive business and further diversification efforts to grow slightly during fiscal 2001.

SELLING, GENERAL & ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses were $8.5 million and $16.2 million for the three and six-month periods ended March 31, 2001 compared to $7.1 million and $13.7 million for the same periods last year. The increase in expense for the three and six-month periods ended March 31, 2001, was the result of increased recruiting and staffing, reclassification of certain personnel into SG&A and the establishment of Read-Rite Japan.

RESTRUCTURING COSTS: During the quarter ended March 31, 2000, the Company incurred restructuring costs of $122.1 million. The Company incurred an additional restructuring charge during the third quarter of $7.8 million, and in the fourth quarter of fiscal year 2000 the Company revised the estimate for restructuring costs to approximately $120.8 million. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company established a product engineering, sales and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed in the fourth quarter of fiscal 2000. In addition, the Company closed its Philippine head stack operations and brought all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes by improving manufacturing cycle time. The Company's tape head assembly operations remain in the Philippines.

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

NON-OPERATING EXPENSES:

INTEREST EXPENSE: Interest expense for the quarter ended March 31, 2001 was $1.3 million compared to $7.7 million for the same period last year. Interest expense for the first six months of fiscal 2001 was $3.9 million compared to $16.6 million for the same period last year. The decrease in interest expense was due to the significantly lower debt balance for the three and six-month periods ended March 31, 2001. Debt balances as of March 31, 2000 totaled $317.5 million, decreasing by $262.3 million to $55.2 million as of March 31, 2001.

INTEREST INCOME AND OTHER, NET: Interest income and other, net for the three and six month periods ended March 31, 2001 was $1.2 million and $.9 million respectively, compared to income of $0.9 million and $5.5 million for the same periods last year. The reduction in income for the six month period ended March 31, 2001 compared to the same period last year is primarily related to a gain recognized in the first quarter of fiscal year 2000 on the sale of certain real estate in the United States and the sale of an option on certain real estate, and foreign exchange losses of $1.8 million for the six-month period ended March 31, 2001 as compared to a $0.7 million loss for the same period last year. In addition, interest income for the six-month period ended March 31, 2001 was $1.9 million compared to $3.5 million for the same period last year.

EXTRAORDINARY ITEM: In February 2000, the Company filed a Registration Statement on Form S-4 to offer to exchange $172.5 million of 10% convertible subordinated notes for its outstanding $345 million of 6.5% convertible subordinated notes. The Company also offered additional 10% convertible subordinated notes for cash. The exchange offering was completed on March 15, 2000. Approximately $325.2 million in aggregate principal value of the Company's 6.5% convertible subordinated notes were tendered in the exchange offer, and the Company received approximately $54.2 million in cash from the issuance of new 10% convertible subordinated notes. As a result of this debt conversion, the Company recognized $158.7 million of extraordinary gain, net of no taxes, in the fiscal quarter ended March 31, 2000.

INCOME TAXES: The effective income tax rate for the three and six-month period ended March 31, 2001, was 2% consisting primarily of a calculation based on US alternative minimum tax requirements, compared to a zero rate in the same periods last year due to operating losses.

MINORITY INTEREST: During the three and six month period ended March 31, 2001, Scion incurred losses of $6.6 million and $8.3 million respectively. Read-Rite contributed approximately $2.7 million in tangible assets to the joint venture. As a common shareholder, Read-Rite is allocated 100% of the losses incurred by Scion up to the amount of tangible assets contributed. Tyco Ventures and Integral Partners, as preferred shareholders, have preferential liquidation rights such that they will receive 100% of their $25 million contributed capital before any distribution to common shareholders, and will assume the losses Scion incurs beyond the tangible assets contributed by Read-Rite and any other common shareholders. For the three and six month periods ended March 31, 2001, $6.1 million of Scion's loss was allocated to minority interest.


LIQUIDITY AND CAPITAL RESOURCES

As of the end of the first six months of fiscal 2001, the Company had cash and investments of $114.2 million, total assets of $519.9 million and total liabilities of $192.0 million.

Cash provided by operating activities for the six-month period ending March 31, 2001 was $88.3 million. The positive cash flow from operating activities was primarily attributed to net income from operations of $18.6 million, depreciation and amortization of $66.0 million, a decrease in account receivable balances of $12.1 million, offset by an increase in inventory balances of $9.0 million.

The Company's business is highly capital intensive. During the six-month period ended March 31, 2001, the Company incurred capital expenditures of $51.0 million. The Company's plan for capital equipment purchases during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head business is approximately $90 - $100 million. The Company estimates that capital expenditures during fiscal 2001 for its majority owned subsidiary, Scion Photonics, Inc., will be approximately $20 million. As of March 31, 2001, total commitments for construction or purchase of capital equipment for the Company, including commitments of $7.2 million for Scion, totaled approximately $66.2 million.

Cash provided by financing activities was $12.5 million, the result of several financing transactions occurring during the first six months of fiscal year 2001. During the first quarter of fiscal 2001, the Company completed the automatic conversion of its 10% subordinated convertible notes to common stock, with the face value of the notes converted to common stock at a price of $4.51 per share. The automatic conversion included a "make whole" provision that guaranteed interest for two years, the fair value of which was approximately $29.3 million and which was also paid in stock. Approximately 45.3 million shares of common stock were issued in October in conjunction with the conversion and the "make whole" provision. During the first quarter the Company also received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. Also during the first quarter the Company repaid the remaining balance of $28.8 million under the secured term loan. Short-term borrowings as of March 31, 2001 consisted of a six-month unsecured Thai baht denominated loan of approximately $4.4 million, at an interest rate of 4.09%. These transactions significantly improved the Company's financial position and liquidity. The debt balances of the Company were reduced from $272.6 as of September 30, 2000 to $55.2 million as of March 31, 2001.

In addition, in October 2000, Scion Photonics, Inc., a subsidiary of Read-Rite, received $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International, Ltd. and Integral Partners, in exchange for 25 million shares of preferred stock. These funds are restricted for the operations and capital requirements of Scion and as of March 31, 2001, Scion had cash balances totaling $3.7 million. Scion is in the process of obtaining its second round of financing and anticipates closing the financing during the second half of 2001.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain "design-in wins" on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company's products; low product manufacturing yields; increased returns or rework; changes in product mix and increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; disruptions in domestic or foreign operations; and general economic conditions.

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

The Company's largest customers are Maxtor, Western Digital, Samsung and Quantum-HDD, representing 40%, 20%, 19% and 12%, respectively, of the Company's net sales during fiscal 2000. In October 2000, Quantum announced the merger of its HDD unit into Maxtor. The merger was completed in April 2001. Quantum Corporation currently purchases tape head products from the Company. The Company produced head gimbal assemblies in volume for six customers, head stack assemblies in volume for four customers and tape drive products in volume for three customers during fiscal 2000. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.


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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2000 of $93.6 million, compared to $101.0 million during fiscal 1999. The Company expects capital expenditures of $90 - $100 million during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head operations, and Scion plans to spend an additional $20 million in capital expenditures during fiscal 2001.

INTERNATIONAL OPERATIONS

The Company's production process is also labor intensive. As a result, the Company conducts substantially all of its head gimbal assembly machining, assembly and test operations, head stack assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations. At this time, none of the Company's employees are represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

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

In addition, California, the state in which the Company maintains its wafer facility, is currently experiencing demands for electricity and gas creating a significant increase in the costs and a reduction in the surplus of power available to California customers. The State of California has implemented, and may in the future implement, rolling blackouts. Read-Rite was impacted by rolling blackouts during the quarter ended March 31, 2001 and may in the future be impacted by rolling blackouts. Interruptions in power at its wafer fabrication facility may have a negative impact on its manufacturing yields and output. Pacific Gas and Electric, the utility company for the Company's U.S. facilities, has recently filed for bankruptcy. Prices for electricity and gas have increased in 2001 and there may be further increases in electricity and gas prices. Increases in the electricity and gas prices may have an impact on the Company's operating expenses and cost of goods sold.

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

SCION PHOTONIC'S INC. ABILITY TO DEVELOP, DESIGN, MANUFACTURE, RAMP AND SUSTAIN VOLUME PRODUCTION OF OPTICAL COMPONENTS

Scion Photonics, Inc., is incurring expenses relating to the design and development and future manufacturing of high-performance optical components. There can be no guarantee that Scion will successfully develop, design, manufacture, or achieve acceptable yields on the products currently under development. Scion may also, in the future, require additional funding. There can be no guarantee that Scion will receive additional funding necessary to allow it to complete the design, development and manufacturing of high-performance optical components. In addition, as Scion develops the products and processes, it may be subject to claims that it is impairing the intellectual property rights of others which could cause Scion to have to redesign products or processes that use the disputed intellectual property, cease to develop the products or processes that use the disputed intellectual property or obtain, if available, third party licenses to use the disputed intellectual property which may have an adverse impact on its ability to develop, design and manufacture high-performance optical components.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the Company's Annual Report on Form 10-K for fiscal year 2000 under the heading "Quantitative and Qualitative Disclosures About Market Risk".


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on Legal Proceedings please see Note 12 to the Company's Consolidated Condensed Financial Statements in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company's 2001 Annual Meeting of Stockholders was held on Tuesday, February 20, 2001 at the Company's Fremont, California manufacturing facility. At the meeting 117,927,523 shares were entitled to vote and 104,760,026 shares were presented by proxy.

        Proposal 1. ELECTION OF THE BOARD OF DIRECTORS. A Board of Directors consisting of six directors to serve for the ensuing year or until their successors are duly elected and qualified. The following nominees for Board of Directors were elected:

          NAME OF NOMINEE              VOTES CAST FOR        VOTES WITHHELD
          Cyril J. Yansouni            102,785,693           1,974,333
          William J. Almon             102,871,655           1,888,371
          Matthew J. O'Rourke          102,865,483           1,894,543
          Robert M. White              102,866,410           1,893,616
          Michael L. Hackworth         102,866,563           1,893,463
          Alan S. Lowe                 102,867,476           1,892,550

        Proposal 2. AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION TO AUTHORIZE 40 MILLION ADDITIONAL SHARES OF COMMON STOCK. The amendment of restated certificate of incorporation as noted above was ratified and approved with 102,753,029 votes in favor, 1,853,595 against and 153,402 abstentions.

        Proposal 3. AMENDMENT TO THE COMPANY'S 1995 STOCK PLAN TO INCREASE THE NUMBER OF SHARES RESERVED FOR ISSUANCE BY 3,000,000. The amendment to increase the number of shares under the Company's 1995 Stock Plan as noted above was ratified and approved with 95,222,909 votes in favor, 9,340,006 against and 197,111 abstentions.

        Proposal 4. RATIFICATION OF INDEPENDENT AUDITORS. The ratification of independent auditors provides for the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year. The stockholders approved the ratification of independent auditors with 104,571,985 voting in favor, 100,775 voting against and 87,266 abstentions.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
             None

         (b) Reports on Form 8-K
             There were no Reports on Form 8-K filed during the second quarter of fiscal 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                          /s/ John T. Kurtzweil
                                            ------------------------------------
                                            Sr. Vice President, Finance and
                                            Chief Financial Officer