Form 10-Q
period 2001-06-30
READ RITE CORP /DE/
filed 2001-08-06
CIK 819480

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                         COMMISSION FILE NUMBER: 0-19512
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

                               Yes [X]   No [ ]

On July 26, 2001, 119,049,176 shares of the registrant's common stock were issued and outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              READ-RITE CORPORATION
                                 (in thousands)

                                                                                June 30,            September 30,
                                                                                  2001                  2000
                                                                                ---------           -------------
                                                                               (unaudited)               (a)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 104,420             $  64,462
     Short-term investments                                                        31,496                    --
     Accounts receivable, net                                                      81,331                87,840
     Inventories                                                                   36,307                34,199
     Prepaid expenses and other current assets                                      6,268                 5,603
                                                                                ---------             ---------
            Total current assets                                                  259,822               192,104

Property, plant and equipment, net                                                273,990               285,053
Intangible and other assets                                                         8,939                16,191
                                                                                ---------             ---------
            TOTAL ASSETS                                                        $ 542,751             $ 493,348
                                                                                =========             =========

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  77,980             $  72,995
     Accrued compensation and benefits                                             22,787                24,797
     Accrued interest payable                                                       1,096                31,671
     Other accrued liabilities                                                     25,453                26,950
     Short-term borrowings                                                         12,814                    --
     Current portion of long-term debt                                             14,742                39,849
                                                                                ---------             ---------
            Total current liabilities                                             154,872               196,262

Convertible subordinated notes                                                     19,801               207,312
Other long-term debt                                                               30,418                25,400
Other long-term liabilities                                                         4,759                 5,102
                                                                                ---------             ---------
            Total liabilities                                                     209,850               434,076

Minority interest in consolidated subsidiary-Read-Rite SMI                             --                19,341
Minority interest in consolidated subsidiary - Scion Photonics, Inc.               12,878                    --

Stockholders' equity:
     Preferred stock, $0.0001 par value                                                --                    --
     Common stock, $0.0001 par value                                                   12                     7
     Additional paid-in capital                                                   700,773               449,800
     Accumulated deficit                                                         (380,761)             (409,137)
     Accumulated other comprehensive loss                                              (1)                 (739)
                                                                                ---------             ---------
            Total stockholders' equity                                            320,023                39,931

TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND
    STOCKHOLDERS' EQUITY                                                        $ 542,751             $ 493,348
                                                                                =========             =========

(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 2000.

   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              READ-RITE CORPORATION
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended June 30,          Nine Months Ended June 30,
                                                                  ---------------------------         ---------------------------
                                                                    2001              2000              2001              2000
                                                                  ---------         ---------         ---------         ---------
Net sales                                                         $ 175,204         $ 140,904         $ 558,437         $ 409,883
Cost of sales - on net sales                                        150,594           152,628           461,609           470,978
Cost of sales - special charges                                          --             3,955             5,416             8,142
                                                                  ---------         ---------         ---------         ---------

      Gross margin (loss)                                            24,610           (15,679)           91,412           (69,237)

Operating expenses:
      Research and development                                       19,245            14,951            53,743            53,220
      Selling, general and administrative                             8,178             5,289            24,412            18,980
      Restructuring costs and other                                      --             8,033                --           130,119
                                                                  ---------         ---------         ---------         ---------

      Total operating expenses                                       27,423            28,273            78,155           202,319
                                                                  ---------         ---------         ---------         ---------

      Operating income (loss)                                        (2,813)          (43,952)           13,257          (271,556)

Interest income (expense) and other, net                              6,032            (6,594)            2,967           (17,678)
                                                                  ---------         ---------         ---------         ---------

      Income (loss) before  provision (benefit) for income
        taxes, minority interest and extraordinary item               3,219           (50,546)           16,224          (289,234)

Provision (benefit) for income taxes                                   (102)               --               324                --

Minority interest in net loss of consolidated
      subsidiaries                                                   (6,423)              (34)          (12,474)          (48,234)
                                                                  ---------         ---------         ---------         ---------

Income (loss) before extraordinary item                               9,744           (50,512)           28,374          (241,000)

Extraordinary item - conversion of debt                                  --                --                             158,720
                                                                  ---------         ---------         ---------         ---------

      Net income (loss)                                           $   9,744         $ (50,512)        $  28,374         $ (82,280)
                                                                  =========         =========         =========         =========

Earnings (loss) per share before extraordinary item
      Basic                                                       $    0.08         $   (0.88)        $    0.25         $   (4.60)
      Diluted                                                     $    0.08         $   (0.88)        $    0.24         $   (4.60)
                                                                  =========         =========         =========         =========

Earnings (loss) per share
      Basic                                                       $    0.08         $   (0.88)        $    0.25         $   (1.57)
      Diluted                                                     $    0.08         $   (0.88)        $    0.24         $   (1.57)
                                                                  =========         =========         =========         =========

Shares used in per share computations
      Basic                                                         118,928            57,081           115,024            52,326
      Diluted                                                       120,805            57,081           117,397            52,326

   See accompanying notes to the consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              READ-RITE CORPORATION
                                 (in thousands)
                                   (unaudited)

                                                                                   Nine Months Ended June 30,
                                                                                -------------------------------
                                                                                  2001                  2000
                                                                                ---------             ---------
Cash flows from operating activities:
Net income (loss)                                                               $  28,375             $ (82,280)
Adjustments to reconcile net income (loss) to cash
      provided by operations:
         Depreciation and amortization                                             92,234               125,182
         Gain on sale of Malaysian real estate                                     (4,852)                   --
         Extraordinary gain from debt conversion                                       --              (158,720)
         Interest expense paid in common stock                                         --                 9,033
         Non-cash portion of restructuring costs and special charges                   --               118,829
         Minority interest in net loss of consolidated subsidiary                 (12,474)              (48,234)
Changes in assets and liabilities
      Accounts receivable                                                           6,509               (16,718)
      Inventories (net of write-off related to restructuring)                      (2,108)               (9,375)
      Accounts payable and accrued liabilities                                      2,964                15,460
      Other assets and liabilities, net                                               154                (1,307)
                                                                                ---------             ---------

Net cash provided by (used in) operating activities                               110,802               (48,130)
                                                                                ---------             ---------

Cash flows from investing activities:
      Proceeds from sale of Malaysian real estate                                   4,852                    --
      Capital expenditures                                                        (79,795)              (76,428)
      Maturities of available-for-sale investments                                151,783               473,209
      Purchases of available -for-sale investments                               (183,279)             (361,431)
                                                                                ---------             ---------

Net cash provided by (used in) investing activities                              (106,439)               35,350
                                                                                ---------             ---------

Cash flows from financing activities:
      Payment of long-term debt and capital lease obligations                     (34,903)             (103,658)
      Proceeds from long-term debt                                                 14,814                74,177
      Net proceeds from short-term borrowing                                       12,814                 2,546
      Proceeds from issuance of common stock, net                                  24,436                 5,638
      Proceeds from issuance of Scion preferred and common stock                   25,374                    --
      Payment to joint venture partner upon final dissolution
        of RRSMI                                                                   (6,940)                   --
                                                                                ---------             ---------

Net cash provided by (used in) financing activities                                35,595               (21,297)
                                                                                ---------             ---------

Net increase (decrease) in cash and cash equivalents                               39,958               (34,077)
Cash and cash equivalents
      Beginning of period                                                          64,462                80,547
                                                                                ---------             ---------

      End of period                                                             $ 104,420             $  46,470
                                                                                ---------             ---------

Supplemental disclosures of non-cash activities:
      Conversion of debt and accrued interest to common stock                     213,353                21,371
      Conversion of joint venture debt to minority interest                            --                18,304

   See accompanying notes to the consolidated condensed financial statements.

         READ-RITE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September
30. The third quarters of fiscal 2001 and 2000 ended on July 1, 2001 and July 2, 2000, respectively. To conform to the Company's fiscal year end, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 was a fifty-three week fiscal year, with an additional week added to the second fiscal quarter ended on April 2, 2000. Fiscal 2001 is a fifty-two week fiscal year. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

The consolidated financial statements include the accounts of Read-Rite Corporation and its wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured using the U.S. dollar as the functional currency.

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

Cash Flow Hedging Strategy: To protect against the reduction in value of forecasted foreign currency cash flows resulting from international manufacturing expenses over the next quarter, the Company has a foreign currency cash flow hedging program. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency expenses is offset by losses in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts. During the three and nine-month periods ended June 30, 2001, the Company recognized no material net gain or loss related to the ineffective portion of its hedging instruments, and no material net gain or loss related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness. The Company recognized no gains or losses during the three and nine-month periods ended June 30, 2001 for cash flow hedges that have been discontinued because the forecasted transaction did not occur. All amounts have been included in other income and expense in the statement of operations.


NOTE 3: INVENTORIES

Inventories consisted of the following (in thousands):

                           June 30,         September 30,
                            2001               2000
                           -------          -------------
Raw materials              $ 3,339            $ 2,803
Work-in process             23,427             26,659
Finished goods               9,541              4,737
                           -------            -------
                           $36,307            $34,199
                           =======            =======

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, calculated by applying the treasury stock method. Dilutive common equivalent shares consist of employee stock options and incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures and warrants, unless such assumed conversion or exercise would be antidilutive.

The following table presents the calculation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

                                                       Three months ended June 30,              Nine months ended June 30,
                                                      ----------------------------             ----------------------------
                                                        2001                2000                 2001                2000
                                                      --------            --------             --------            --------
BASIC NET INCOME (LOSS) PER SHARE
      COMPUTATION
Numerator
      Net income (loss)                               $  9,744            $(50,512)            $ 28,374            $(82,280)

Denominator
      Weighted average number of common
         shares outstanding during
          the period                                   118,928              57,081              115,024              52,326
                                                      --------            --------             --------            --------

Basic net income (loss) per share                     $   0.08            $  (0.88)                0.25            $  (1.57)

DILUTED NET INCOME (LOSS) PER SHARE
      COMPUTATION
Numerator
      Net income (loss)                               $  9,744            $(50,512)            $ 28,374            $(82,280)

Denominator
      Weighted average number of common
         shares outstanding during
         the period                                    118,928              57,081              115,024              52,326
      Incremental common shares issuable
         Warrants                                           --                  --                   63                  --
         Company stock option plans after
          applying treasury stock
          method, net of tax benefits                    1,877                  --                2,310                  --
                                                      --------            --------             --------            --------

Denominator for diluted earnings per share             120,805              57,081              117,397              52,326

Diluted net income (loss) per share                   $   0.08            $  (0.88)            $   0.24            $  (1.57)

For the three-month and nine-month periods ended June 30, 2001, the weighted average number of common shares attributable to the assumed conversion of the Company's 6.5% convertible subordinated debentures, of 490 thousand shares, were not included in the diluted earnings per share computation because the effect would be antidilutive.


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

In May 2001, the Company's subsidiary in Thailand entered into a three year $5 million loan with a financial institution at a variable interest rate of LIBOR plus 2%. The loan, which has a corporate guarantee by Read-Rite Corporation, is secured by land. Interest is payable quarterly, with semi-annual principal payments. In June 2001, the Company entered into a five year loan, secured by equipment, for up to $10.6 million, with a balance outstanding as of June 30, 2001 of $9.8 million which bears interest at a rate of LIBOR plus 3.5%, with interest and principal payable monthly.

Short-term borrowings as of June 30, 2001 of $12.8 million consist primarily of $8.8 million in two unsecured Thai baht denominated loans, both maturing in December 2001, of approximately $4.4 million each, at an interest rate of 4.25% and 4.5% respectively. An additional $2.8 million of short-term borrowings represents the portion of $10 million in convertible notes issued by Scion Photonics, Inc. to Tyco Ventures and Integral Capital Partners in May 2001, with Read-Rite Corporation acquiring the balance of the notes.

NOTE 6. SPECIAL CHARGES

During the nine months ended June 30, 2001, the Company took a $5.4 million charge primarily related to fixed assets for the obsolescence of equipment, and the consolidation of its slider fabrication, head gimbal assembly ("HGA"), and head stack assembly ("HSA") prototype and development operations from its facilities in California to its operations in Thailand.

During the three and nine-months periods ended June 30, 2000, the Company wrote off $4.0 million and $8.1 million of excess or obsolete inventory as part of the restructuring plan to consolidate the Company's wafer fab in Japan to the U.S. and the consolidation of its head stack assembly operations in Thailand.

NOTE 7. RESTRUCTURING COSTS

The Company incurred no restructuring costs in the nine-month period ended June 30, 2001.

During the three and nine-month periods ended June 30, 2000, the Company incurred restructuring costs of $8.0 million and $130.1 million, respectively. In the fourth quarter of fiscal year 2000, the Company revised the estimate for restructuring costs to approximately $120.8 million. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed in the fourth quarter of fiscal 2000. In addition, the

Company closed its Philippine head stack operations and combined all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes by improving manufacturing cycle time. The Company's tape head assembly operations remain in the Philippines.

The following table reflects the total restructuring charge (amounts in thousands):

                                     Facilities and                               Lease
                                        Equipment            Severance          Commitments           Other               Total
                                     --------------          ---------          -----------           -----             ---------
Restructuring charge                    $ 113,567             $ 8,511             $ 7,055             $ 987             $ 130,119
Write off and write downs                (106,481)                 --                  --              (120)             (106,601)
Cash charges/adjustments                     (950)             (6,185)             (7,055)              737               (13,453)
Change in estimate                         (6,136)             (2,326)                 --              (864)               (9,326)
                                        ---------             -------             -------             -----             ---------
Reserve balance, Sept. 30, 2000         $      --             $    --             $    --             $ 739             $     739
Write-off and write downs                                                                              (739)                 (739)
                                        ---------             -------             -------             -----             ---------
Reserve balance, Dec. 31, 2000          $      --             $    --             $    --             $  --             $      --
                                        =========             =======             =======             =====             =========

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

NOTE 8. INTEREST INCOME AND OTHER

Interest income and other, net for the three and nine months ended June 30, 2001 includes a gain of $4.9 million related to the sale of real estate in Malaysia.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax are as follows (in thousands):

                                                            Three months ended June 30,               Nine months ended June 30,
                                                           ----------------------------             -----------------------------
                                                            2001                 2000                 2001                 2000
                                                           -------             --------             --------             --------
Net income (loss)                                          $ 9,744             $(50,512)            $ 28,374             $(82,280)
Adjustment for recognition of accumulated
      translation loss of liquidated subsidiary                 --                   --                  739                   --
Change in unrealized gain/(loss) on
      available-for-sale investments                            (1)                 427                   (1)                 701
                                                           -------             --------             --------             --------

Comprehensive income/(loss):                               $ 9,743             $(50,085)            $ 29,112             $(81,579)
                                                           -------             --------             --------             --------

NOTE 10. SEGMENT INFORMATION

The Company operates and tracks its results in three operating segments, the hard disk drive or HDD segment, tape drive segment and fiber optic components segment. The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. For reporting purposes, the Company has aggregated the HDD and tape drive segments into magnetic recording heads. The Company also is the majority owner of Scion Photonics, Inc. which designs and manufactures high performance optical components (see Note 11). The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations. The Company does not allocate assets or depreciation by operating segment.

Net sales to unaffiliated customers by operating segments were as follows (amounts in thousands):

                                     Three months ended June 30,             Nine months ended June 30,
                                    ----------------------------            ----------------------------
                                      2001                2000                2001                2000
                                    --------            --------            --------            --------
Magnetic recording heads            $174,309            $140,904            $557,341            $409,883
Fiber optics                             895                  --               1,096                  --
                                    --------            --------            --------            --------
Total net sales                     $175,204            $140,904            $558,437            $409,883
                                    ========            ========            ========            ========

For the three and nine-month periods ended June 30, 2001, the net sales for Scion, the fiber optics segment of the Company, were $1.7 million and $2.0 million respectively, of which $0.8 million and $0.9 million represented sales to the magnetic recording head segment of the Company.

Profit (loss) from unaffiliated customers by operating segments were as follows (amounts in thousands):

                                                Three months ended June 30,                Nine months ended June 30,
                                               ----------------------------             ------------------------------
                                                 2001                2000                 2001                  2000
                                               -------             --------             --------             ---------
Magnetic recording heads                       $ 9,744             $(50,512)            $ 30,624             $(241,000)
Fiber optics                                    (6,423)                  --              (14,746)                   --
Minority interest - Scion Photonics              6,423                   --               12,496                    --
                                               -------             --------             --------             ---------

Total net income/(loss) before
  extraordinary item                           $ 9,744             $(50,512)            $ 28,374             $(241,000)
                                               =======             ========             ========             =========

NOTE 11. SCION PHOTONICS, INC.

The Company announced the formation of Scion Photonics, Inc. ("Scion") in September 2000. Scion's mission is to become the preeminent supplier of application specific photonic components and subsystems. In December, Scion acquired Optical Systems Corporation ("OSC") for cash and stock. OSC is a maker of precision automated tooling equipment and is located in Valencia, California.

In October 2000, Scion received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International Ltd., and Integral Capital Partners, in exchange for 25 million shares of preferred stock. During the third fiscal quarter, Scion received $10 million from the issuance of convertible notes purchased by Read-Rite, Tyco Ventures and Integral Capital Partners.

As of June 30, 2001, Scion had cash balances totaling $5.3 million that are restricted for the operations and requirements of Scion.

Read-Rite contributed approximately $2.7 million in net tangible assets, granted Scion a license to certain intellectual property rights, and assigned a building lease to Scion for the construction of its fabrication facility, in exchange for 65 million shares of common stock. In addition, 35 million shares of common stock were reserved for Scion's stock options plan. As a common shareholder, Read-Rite has been allocated 100% of the losses incurred by Scion up to the amount of tangible assets contributed. Tyco Ventures and Integral Capital Partners, as preferred shareholders, have preferential liquidation rights such that they will receive 100% of their $25 million contributed capital before any distribution to common shareholders, and will assume the losses Scion incurs beyond the tangible assets contributed by Read-Rite and any other common shareholders. Since inception, Scion has incurred losses of $15.2 million. For the three and nine-month periods ended June 30, 2001, Scion incurred losses of $6.4 million and $14.7 million respectively, with $6.4 million and $12.5 million respectively, of Scion's losses allocated to minority interest.

NOTE 12. CUSTOMER CONCENTRATION

The Company's three largest HDD customers, Maxtor, Samsung and Western Digital accounted for 93% of net sales during the nine-month period ended June 30, 2001. Quantum-HDD merged with Maxtor in April 2001 and as such will no longer be separately reported. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.


NOTE 13. LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the "Ferrari State Action"), alleging that the defendants made false and misleading statements concerning the Company's business condition and prospects and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action's final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001 and on April 20, 2001, the court entered an order granting that motion. Plaintiffs served a notice of appeal on July 20, 2001.

On January 16, 1997 and May 19, 1997, two supposed class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the "Ferrari Federal Action") and by James C. Nevius and William Molair (the "Nevius Federal Action"), respectively. Both complaints alleged that the defendants made false and misleading statements concerning the Company's business condition and prospects and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the "Consolidated Federal Action"). On October 13, 2000, the court ordered that the Ferrari Plaintiffs' and Nevius Plaintiffs' complaints be dismissed without leave to amend and that both actions be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively. No briefs have been filed and no hearings have been scheduled in either action.

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

FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include but are not limited to: the Company's belief that its restructuring efforts will provide a faster response to customer changes through improvement in manufacturing cycle time; that the Company expects continued productivity improvements and better capacity utilization at its Fremont wafer fab; that the Company believes that they and the individual defendants have meritorious defenses in the purported class actions (collectively, the "Actions") described in Note 13 "Legal Proceedings"; that the Company expects capital expenditures for its head gimbal assembly, head stack assembly and tape head operations will be approximately $85
- 90 million during the fiscal year and expects that capital expenditures for Scion Photonics, Inc. will be approximately $20 million during the fiscal year.

Some factors that could cause future actual results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on current and future GMR products; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into volume manufacturing; failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' new products more quickly or cost effectively than the Company's; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; Scion's inability to obtain financing or to obtain the sufficient financing required; Scion's ability to quickly and successfully develop, design, manufacture, ramp production and sustain volume production of its optical products; Scion's ability to achieve anticipated acquisition related operational efficiencies; Scion's ability to effectively manage and distribute products and compete in the highly competitive and rapidly changing marketplace; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations which significantly increases the Company's working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" and other risk factors described in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for fiscal year 2000.

All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.


RESULTS OF OPERATIONS

NET SALES

Net sales were $175.2 million and $558.4 million for the three and nine-month periods ended June 30, 2001, respectively, compared to net sales of $140.9 million and $409.9 million for the comparable periods in fiscal 2000. The increase is attributable to higher unit shipments, as the Company shipped head gimbal assemblies and head stack assemblies supporting its customers' 20 and 30 gigabyte per platter disk drive programs during the nine-month period ended June 30, 2001. During the nine-month period ended June 30, 2000, the Company primarily shipped recording heads supporting its customers 9.1 and 10.2 gigabyte per platter disk drive programs.

The Company shipped 22.5 million and 68.5 million recording heads for the hard disk drive and tape drive markets, including head gimbal assemblies shipped in the form of head stack assemblies, for the three and nine-month periods ended June 30, 2001 compared to 17.8 million and 46.2 million head gimbal assemblies shipped during the three and nine-month periods ended June 30, 2000. The increase in shipments during the three and nine-month periods ended June 30, 2001 compared to the same periods last year is the result of the Company's participation during 2001 on its customers' 20 gigabyte per platter programs and the Company's shipment on customers' 30 gigabyte per platter programs during the second and third quarters of fiscal 2001 compared to the Company's limited participation on its customers' first generation GMR products during the first nine months of fiscal 2000.

Head gimbal assemblies accounted for 52% and 51% of net sales during the three and nine-month periods ended June 30, 2001 versus 51% and 31% for the comparable periods last year. Head stack assemblies accounted for 40% and 43% of net sales during the three and nine-month periods ended June 30, 2001 versus 42% and 62% during the same periods last year.

The Company's average selling prices for head gimbal assemblies for the third fiscal quarter of 2001 decreased slightly compared to the third fiscal quarter of 2000. Average selling prices for head stack assemblies for the three-month period ended June 30, 2001 decreased by 7% compared to the same period last year and the average number of heads per head stack shipped during the quarter ended June 30, 2001 decreased to 2.8 heads per stack from 3.1 heads per stack during quarter ended June 30, 2000. Head stack shipments decreased from 3.2 million units in the second quarter of fiscal year 2001 to 2.6 million units in the third quarter of fiscal year 2001 as the result of customer mix shift and one customer's utilization of its own internal capacity and other outside head stacking partners.

The Company's customer base remains highly concentrated as its three HDD customers, Maxtor, Samsung and Western Digital accounted for over 91% and 93% of net sales for the three and nine-month periods ended June 30, 2001, compared to 90% and 89% for the comparable periods last year. Quantum-HDD merged with Maxtor in April 2001 and as such will no longer be separately reported.

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

The gross margin was 14.0% and 16.4% for the three and nine-month periods ended June 30, 2001, as compared to a gross margin loss of 11.1% and 16.9% for the same periods last year. The improvement in gross margin during the first three quarters of fiscal year 2001 is attributed to higher unit volumes, improved manufacturing yields and cost savings realized from the restructuring efforts initiated during the second half of fiscal year 2000.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT: Research and development expenses were $19.2 million and $53.7 million for the three and nine-month periods ended June 30, 2001 as compared to $15.0 million and $53.2 million for the same periods last year. The increase in research and development expenses during fiscal 2001 is the result of expenses incurred by Scion Photonics, Inc., of $6.0 million and $13.1 million during the three and nine-months periods ended June 30, 2001, offset by the reduction in research and development expenses in the hard disk drive segment of the business during fiscal 2001 of $1.8 million and $12.6 million during the three and nine-month periods ended June 30, 2001 compared to the previous periods in fiscal 2000 as the result of the Company's decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000 along with continued cost containment efforts.

SELLING, GENERAL & ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses were $8.2 million and $24.4 million for the three and nine-month periods ended June 30, 2001 compared to $5.3 million and $19.0 million for the same periods last year. The increase in expense for the three and nine-month periods ended June 30, 2001, was the result of increased recruiting and staffing, reclassification of certain personnel into SG&A and the establishment of Read-Rite Japan as well as $1.5 million and $3.0 million in SG&A expenses incurred by Scion Photonics during the three and nine-month periods ended June 30, 2001.

RESTRUCTURING COSTS: During the quarter ended March 31, 2000, the Company incurred restructuring costs of $122.1 million. The Company incurred an additional restructuring charge during the third quarter of $8.0 million, and in the fourth quarter of fiscal year 2000 the Company revised the estimate for restructuring costs to approximately $120.8 million. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, combined with the Company's efforts to reduce fixed costs and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company established a product engineering, sales and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products previously designed and manufactured in Japan was completed in the fourth quarter of fiscal 2000. In addition, the Company closed its Philippine head stack operations and brought all head gimbal assembly and head stack operations into the Company's Thailand facility. This action has lowered the Company's fixed costs and provided a faster response to customer changes by improving manufacturing cycle time. The Company's tape head assembly operations remain in the Philippines.

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

NON-OPERATING EXPENSES

INTEREST EXPENSE: Interest expense for the quarter ended June 30, 2001 was $1.1 million compared to $8.6 million for the same period last year. Interest expense for the first nine months of fiscal 2001 was $5.0 million compared to $25.2 million for the same period last year. The decrease in interest expense was due to the significantly lower debt balance for the three and nine-month periods ended June 30, 2001. Debt balances as of June 30, 2001 totaled $77.8 million, a decrease of $194.8 million over the balance as of June 30, 2000 of $272.6 million.

INTEREST INCOME AND OTHER, NET: Interest income and other, net for the three and nine-month periods ended June 30, 2001 was $7.1 million and $8.0 million respectively, compared to income of $2.0 million and $7.5 million for the same periods last year. The increase in income for the three-month period ended June 30, 2001 compared to the same period last year is primarily related to a gain of $4.9 million recognized in the third quarter of fiscal year 2001 on the sale of real estate in Malaysia.

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

INCOME TAXES: The effective tax rates for the quarters ended June 30, 2001 and 2000 were (1%) and zero. The effective tax rates for the nine months ended June 30, 2001 and 2000 were 1% and zero. The higher rate this year is attributable to US alternative minimum taxes and foreign taxes.

MINORITY INTEREST: During the three and nine-month period ended June 30, 2001, Scion incurred losses of $6.4 million and $14.7 million respectively. Read-Rite contributed approximately $2.7 million in tangible assets to the joint venture. As a common shareholder, Read-Rite is allocated 100% of the losses incurred by Scion up to the amount of tangible assets contributed. Tyco Ventures and Integral Capital Partners, as preferred shareholders, have preferential liquidation rights such that they will receive 100% of their $25 million contributed capital before any distribution to common shareholders, and will assume the losses Scion incurs beyond the tangible assets contributed by Read-Rite and any other common shareholders. For the three and nine-month periods ended June 30, 2001, $6.4 million and $12.5 million, respectively, of Scion's loss was allocated to minority interest.


LIQUIDITY AND CAPITAL RESOURCES

As of the end of the first nine months of fiscal 2001, the Company had cash and investments of $135.9 million, total assets of $542.8 million and total liabilities of $209.8 million.

Cash provided by operating activities for the nine-month period ending June 30, 2001 was $110.8 million. The positive cash flow from operating activities was primarily attributed to net income from operations of $28.4 million, depreciation and amortization of $92.2 million and a decrease in inventory balances of $2.1 million offset by the gain on the sale of Malaysian real estate of $4.9 million, a decrease in accounts payable and accrued liabilities of $3.0 million and an increase in accounts receivable balances of $6.5 million.

The Company's business is highly capital intensive. During the nine-month period ended June 30, 2001, the Company incurred capital expenditures of $79.8 million. The Company's plan for capital equipment purchases during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head business is approximately $85 - 90 million. During fiscal 2001, the Company estimates that capital expenditures for its majority owned subsidiary, Scion Photonics, Inc., will be approximately $20 million. As of June 30, 2001, total commitments for construction or purchase of capital equipment for the Company, including commitments of $4.0 million for Scion, totaled approximately $52.4 million.

Cash provided by financing activities totaled $35.6 million, the result of several financing transactions occurring during the first nine months of fiscal year 2001. During the first quarter of fiscal 2001, the Company completed the automatic conversion of its 10% subordinated convertible notes to common stock, with the face value of the notes converted to common stock at a price of $4.51 per share. The automatic conversion included a "make whole" provision that guaranteed interest for two years, the fair value of which was approximately $29.3 million and which was also paid in stock. Approximately 45.3 million shares of common stock were issued in October in conjunction with the conversion and the "make whole" provision. During the first quarter the Company also received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. Also during the first quarter the Company repaid the remaining balance of $28.8 million under the secured term loan. During the third fiscal quarter of 2001, the Company completed a five year equipment based loan at a rate of LIBOR plus 3.5%. Total borrowings under the loan totaled $9.8 million, with interest and principal payable monthly. In addition, the Company's subsidiary in Thailand completed a $5 million three year loan, secured by land and a corporate guarantee, with a Thai financial institution. Short-term borrowings as of June 30, 2001 of $12.8 million consisted primarily of two six-month unsecured Thai baht denominated loans, each at approximately $4.4 million, at an interest rate of 4.25% and 4.5% respectively. An additional $2.8 million from short-term borrowings represents the portion of $10 million in convertible notes issued by Scion Photonics, Inc. and purchased by Tyco Ventures and Integral Capital Partners in May 2001, with Read-Rite Corporation acquiring the balance of the notes.

The debt balances of the Company were reduced from $272.6 million as of September 30, 2000 to $77.8 million as of June 30, 2001.

In October 2000, Scion Photonics, Inc., a subsidiary of Read-Rite, received a $25 million cash investment from Tyco Ventures, a subsidiary of Tyco International, Ltd. and Integral Capital Partners, in exchange for 25 million shares of preferred stock. In May 2001, Read-Rite, Tyco Ventures and Integral Capital Partners purchased convertible notes issued by Scion. These funds are restricted for the operations and capital requirements of Scion and as of June 30, 2001, Scion had cash balances totaling $5.3 million.

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

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; RISK OF REDUCED ORDERS

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition, frequent delivery schedule changes and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to giant magnetoresistive ("GMR") than anticipated and the Company had limited "design-in wins" for its early GMR products with its customers. Demand variations such as these and those of the current weakening consumer demand for PCs, as noted by the major PC manufacturers recently, can materially and adversely affect the Company's business, financial condition and results of operations.

The Company's largest customers are Maxtor, Western Digital and Samsung and Quantum-HDD, representing 40%, 20%, 19% and 12%, respectively, of the Company's net sales during fiscal 2000. In October 2000, Quantum announced the merger of its HDD unit into Maxtor. The merger was completed in April 2001. Quantum Corporation currently purchases tape head products from the Company. The Company produced head gimbal assemblies in volume for six customers, head stack assemblies in volume for four customers and tape drive products in volume for three customers during fiscal 2000. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photo resist and suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, in some cases, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

In addition, California, the state in which the Company maintains its wafer facility, is currently experiencing demands for electricity and gas creating a significant increase in the costs and a reduction in the surplus of power available to California customers. The State of California has implemented, and may in the future implement, rolling blackouts. Read-Rite has been impacted by rolling blackouts during fiscal year 2001, and may in the future be impacted by rolling blackouts. Interruptions in power at its wafer fabrication facility may have a negative impact on its manufacturing yields and output. Pacific Gas and Electric, the utility company for the Company's U.S. facilities, has recently filed for bankruptcy. Prices for electricity and gas have increased in 2001 and there may be further increases in electricity and gas prices. Increases in the electricity and gas prices may have an impact on the Company's operating expenses and cost of goods sold.

DEPENDENCE ON SINGLE MANUFACTURING AND ASSEMBLY FACILITIES

The Company has one wafer fabrication facility in Fremont, California for its HDD wafers and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company also uses one facility in Milpitas, California for its tape head wafer fabrication and operations of Scion, and one location in the Philippines for its tape head assembly operations. A fire, flood, earthquake or other disaster to these locations may have an adverse effect on the Company's business, financial condition and results of operations.


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

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2000 of $93.6 million, compared to $101.0 million during fiscal 1999. The Company expects capital expenditures of $85 - 90 million during fiscal 2001 for its head gimbal assembly, head stack assembly and tape head operations, and Scion plans to spend an additional $20 million in capital expenditures during fiscal 2001.


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


DEPENDENCE ON KEY PERSONNEL

The Company's future performance depends on the continued service of key members of management, and its highly skilled research and development and manufacturing personnel. If the Company is unable to retain the existing employees or hire and integrate new employees, it may have an adverse effect on the Company's business, financial condition and results of operations.


SCION'S ABILITY TO DEVELOP, DESIGN, MANUFACTURE, RAMP, ACHIEVE AND SUSTAIN VOLUME PRODUCTION OF OPTICAL COMPONENTS

Scion Photonics, Inc., is incurring expenses for the design, development and future manufacturing of high-performance optical components. There can be no guarantee that Scion will successfully develop, design, manufacture, or achieve acceptable yields on the products currently under development, or be successful in the highly competitive and rapidly changing optical marketplace, There can be no guarantee Read-Rite will recover its investment in Scion. Scion may also, in the future, require additional funding. There can be no guarantee that Scion will receive additional funding necessary to allow it to complete the design, development and manufacturing of high-performance optical components. In addition, as Scion develops the products and processes, it may be subject to claims that it is impairing the intellectual property rights of others which could cause Scion to have to redesign products or processes that use the disputed intellectual property, cease to develop the products or processes that use the disputed intellectual property or obtain, if available, third party licenses to use the disputed intellectual property which may have an adverse impact on its ability to develop, design and manufacture high-performance optical components.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on Legal Proceedings please see Note 13 to the Company's Consolidated Condensed Financial Statements in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            None

        (b) Reports on Form 8-K
            There were no Reports on Form 8-K filed during the third quarter of fiscal 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 6, 2001                 /s/   John T. Kurtzweil
                                       -----------------------------------------
                                       Sr. Vice President, Finance and Chief
                                       Financial Officer