Form 10-K
period 2001-09-30
READ RITE CORP /DE/
filed 2001-12-05
CIK 819480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from      to

                        Commission file number: 0-19512

                               -----------------

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

                   Common Stock, $0.0001 Par Value Per Share
                               (Title of Class)

           Rights To Purchase Series A Participating Preferred Stock
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price as reported on The NASDAQ National Market on November, 21, 2001) was $668,296,646. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 21, 2001 was 119,394,815.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 28, 2002 are incorporated by reference into
Part III of this Form 10-K.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

   Certain statements in this Annual Report on Form 10-K for Read-Rite Corporation ("Read-Rite" or the "Company") include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements include, but are not limited to, the Company's expectation that the industry trend toward fewer average head gimbal assemblies ("HGAs") per head stack assembly ("HSA") and competitive pricing pressures will continue; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company anticipates unit growth for tape heads in fiscal 2002; the Company's expectation that research and development expenses will remain materially consistent in fiscal 2002 and that selling, general and administrative expenses will increase slightly in fiscal 2002; the Company's plan to acquire $90-110 million in capital equipment during fiscal 2002, including the potential acquisition of certain assets through operating leases; the Company's belief it has sufficient resources to fund the requirements of its operations for the next twelve months; the Company's plans to pursue opportunities to continue to improve the efficiency of its operations, and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the "Actions") described in Part II,
Item 1 "Legal Proceedings," have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

   Some factors that could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or cost effectively than the Company's products; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; the anticipated trend of increases in areal density may not occur; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations that significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Business Risks." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of filing of this Form 10-K.

                                    PART I

ITEM 1. BUSINESS.

General

   Read-Rite Corporation ("Read-Rite" or the "Company") is one of the world's largest independent suppliers of magnetic recording heads for the hard disk drive ("HDD") and tape drive markets. The Company designs, manufactures and markets magnetic recording heads as head gimbal assemblies ("HGAs") and incorporate multiple head gimbal assemblies into head stack assemblies ("HSAs"). Read-Rite's products are sold primarily for use in hard disk drives for desktop computer devices and for high performance enterprise hard disk drives used in network and mainframe applications, and for consumer electronic devices such as game stations or personal video recorders. The Company also is the market leader in providing magnetoresistive ("MR") and inductive tape heads to the entry level through mid-range tape drive markets.

   This past year, the Company was profitable in each of the four fiscal quarters. Read-Rite's magnetic recording head technological leadership and low cost manufacturing led to continued market share growth as the Company successfully executed on the 20 and 30 gigabyte per platter disk drive programs. TrendFOCUS, a market research firm, estimates Read-Rite's share of the HGA merchant market grew from 24.1% during the September quarter of 2000 to 42.2% during the September quarter of 2001. More significantly, Read-Rite achieved this growth despite difficult industry conditions, while worldwide sales in the giant magnetoresistive ("GMR") HGA merchant market declined during the fiscal year.

   During fiscal 2001, the Company sold approximately 89.8 million head gimbal assemblies (including head gimbal assemblies incorporated into head stack assemblies) and approximately 11.5 million head stack assemblies, compared to
64.6 million HGAs and 10.5 million HSAs during fiscal year 2000. This represents a 39% year over year growth in HGA units shipped.

   The Company increased production of its new multi-channel tape heads for the super digital linear tape drive market in fiscal 2001. Tape heads supplied by the Company during the fiscal year were incorporated into tape drive products, supporting capacities ranging from 4GB to 110GB.

   As part of the Company's diversification strategy, Scion Photonics, Inc. ("Scion") was formed by Read-Rite Corporation in September 2000. In October 2000, Scion received a $25 million cash investment from Tyco Ventures and Integral Capital Partners in exchange for 25 million shares of preferred stock. Read-Rite Corporation owns 65 million shares of common stock. Scion's mission is to be the preeminent supplier of application specific photonic components and subsystems. Scion's sales during the fiscal year, including sales to Read-Rite, were $4.5 million.

   The balance sheet of the Company improved significantly over the fiscal year, with cash and short-term investments of $153.7 million as of September 30, 2001, an increase of $89.3 million over September 30, 2000 balances. Debt balances decreased by $193.2 million from September 2000 levels to $79.4 million, primarily due to the conversion of $188 million of debt to equity and the operating profit of the Company. The reduction in borrowings enabled the Company to reduce interest expense from $33.1 million in fiscal year 2000 to $6.3 million during fiscal year 2001.

   The Company's net sales to its largest customers during fiscal 2001 and fiscal 2000 were as follows (as a percentage of net sales):

Customers                                                   2001 2000
---------                                                   ---- ----
Maxtor.....................................................  41%  40%
Western Digital............................................  36%  20%
Samsung....................................................  16%  19%
Quantum....................................................   4%  12%
All others.................................................   3%   9%
                                                            ---  ---
                                                            100% 100%
                                                            ===  ===

   Note: In April 2001, Maxtor and Quantum's Hard Disk Drive operations merged and sales are combined under Maxtor for fiscal 2001. Sales to Quantum represent tape head sales for fiscal year 2001. The above figures include both direct shipments and shipments to third parties who sub-assemble products on behalf of these customers.

   The Company's wafer manufacturing facility for disk drive heads is located in Fremont, California. The Company's primary slider fabrication and HGA and HSA assembly facilities are in Bangkok, Thailand. The Company manufactures wafers for tape heads in Milpitas, California, and performs device fabrication, assembly and test operations in the Philippines. Scion manufactures wafers for optical components in the same Milpitas, California facility and its equipment automation facility is located in Valencia, California.

   Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985. Scion Photonics, Inc. was incorporated in Delaware in 2000.

   For a discussion of certain significant risk factors associated with the Company's business, see "Certain Additional Business Risks."

Company Strategy

  HDD Recording Head Product Strategies

   The Company operates in an industry with limited visibility. IDC, a market research firm covering the data storage industry, forecasts compound annual growth rates from 2000--2005 of approximately 13.9% for the hard disk drive market, fueled by growth in non-personal computer ("PC") applications, entry level servers and the notebook markets. The majority of the growth expected from non-PC computer applications is forecasted to come from game stations, personal video recorders and set top boxes. These non-PC applications as well as demand from traditional applications such as network servers (intranet and internet), workstations, and mainframes, continue to drive the computer industry's demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 2001, the capacity for a single disk, 3.5" drive increased from approximately 270 megabytes ("MB") to 40 gigabytes ("GB"). The significant increase in storage capacity has recently outpaced the rate of increase in demand for such capacity, causing desktop disk drives to utilize fewer heads per unit. The rapid introduction of new, higher performance products, shorter product life cycles and the trend toward fewer heads per drive places significant pricing pressure on hard disk drives and drive components, including recording heads.

   To be competitive in this demanding environment, the Company collaborates closely with its customers as well as its technology partners in media, channel electronics, suspension assemblies and capital equipment manufacturers to ensure critical development projects proceed in a timely and coordinated manner. The Company continually designs new product platforms to accommodate a broad range of customer requirements while efficiently utilizing engineering efforts and minimizing manufacturing costs. In addition, it is critical that the Company achieve continuous and timely design-in qualifications. While disk drive manufacturers commonly qualify more than one supplier, early design-in wins are important in order to become one of the primary volume suppliers. It is also critical to be the primary volume supplier on programs due to the short product life cycle as the Company must reach volume production rapidly and must continuously focus on cost reduction opportunities and process improvements to increase yields and reduce cycle time over a product life cycle which typically lasts from six to twelve months. The Company believes its manufacturing capabilities, combined with the restructuring steps taken in fiscal 2000, consolidating wafer fabrication activities in its Fremont facility and HGA and HSA assembly operations in one location in Thailand, positions Read-Rite as the lowest cost manufacturer in the industry. During fiscal 2001, the Company successfully executed its strategy of technology leadership and low cost manufacturing, shipping HGAs and HSAs on customers' mainstream 20 and 30 gigabyte per platter programs, growing market share and achieving profitability in each of the four fiscal quarters. The Company will continue to focus on these strategies as it ramps for its 40 gigabyte per platter programs and for the new 60 and 80 gigabyte programs in fiscal year 2002.

  Tape Head Product Strategies

   The Company began providing MR tape heads for use in quarter-inch cartridge tape drives in 1994 as part of its strategy to diversify its product offerings from the hard disk drive market. In 2000, the Company began shipments of multi-channel tape heads for the low to mid-range tape drive markets. These multi-channel tape heads have smaller track widths, multiple channels, read-while-write verification and higher data densities. Tape heads provided by the Company are incorporated into products at capacities ranging from 4 GB to 110 GB. In addition, during fiscal year 2001, the Company assembled Data Control Modules for Quantum Corporation. The Company will no longer assemble Data Control Modules for Quantum Corporation during fiscal year 2002. The Company anticipates continued unit growth for tape heads; primarily in the digital linear tape and super digital linear tape drive markets during fiscal year 2002.

  Diversification Strategies

   Scion Photonics, Inc.: In September 2000, the Company announced the formation of Scion Photonics, Inc. ("Scion"), a majority owned subsidiary, with $25 million funding by Tyco Ventures and Integral Capital Partners. Scion's mission is to be the preeminent supplier of application specific photonic components and subsystems. The Company's contribution consisted of its wafer fabrication facility in Milpitas, California, technical and management resources and know-how and experience in thin-film technology and materials science. Scion's sales, including inter-company sales, were $4.5 million.

   Other Diversification Strategies: The Company continually evaluates and researches other areas to diversify the resources of the Company into areas that leverage the Company's expertise, core competencies, its patent portfolio and other assets and intellectual property belonging to the Company. The Company currently has a team of engineers and management dedicated to investigating these opportunities.

Products

   The Company's primary products are head gimbal assemblies ("HGAs"), head stack assemblies ("HSAs") for hard disk drives, and heads for tape drives. An HGA consists of a magnetic recording head attached to a flexure, or suspension assembly. A number of HGAs can be combined with an actuator, a coil assembly and a flexible circuit assembly to form an HSA. The remaining principal components of hard disk drives are media, a motor/spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/spindle assembly, which rotates the disks at high speed within a sealed enclosure. The heads attached to and positioned by a movable actuator, "fly" above both sides of each disk. The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of the disk. The heads record or retrieve data from tracks in the magnetic layer of each disk. HDDs are used in systems to record, store and retrieve digital information. Most applications require access to a greater volume of data than can economically be stored in the random access memory of the central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including HDDs, both fixed and removable, flexible disk drives, magnetic tape drives, optical disk drives and solid state memory. HDDs currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives and at substantially lower cost per GB than high-speed solid state memory.

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

  Head Gimbal Assemblies

   Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs separately and assemble, or have assembled, their own HSAs. Direct sales of HGAs accounted for approximately 53% of the Company's net sales for fiscal 2001, compared to 40% and 16% of the Company's net sales for fiscal 2000 and fiscal 1999, respectively.

  Head Stack Assemblies

   The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. HSAs accounted for approximately 41% of the Company's net sales during fiscal 2001, compared to 54% and 81% of the Company's net sales during fiscal 2000 and fiscal 1999, respectively.

  Tape Heads

   The Company began providing MR tape heads for use in quarter-inch cartridge tape drives in 1994 as part of its strategy to diversify its product offerings from the hard disk drive market. In 2000, the Company began shipments of MR and thin-film multi-channel tape heads. Tape heads provided by the Company are incorporated into products at capacities ranging from 4 GB to 110 GB supplying tape heads for the low to mid-range tape drive markets. During fiscal year 2001, the Company also assembled Data Control Modules for Quantum Corporation.

  Photonic Components and Subsystems

   In September 2000, the Company announced the formation of Scion Photonics, Inc. ("Scion"), a majority owned subsidiary, with $25 million additional funding by Tyco Ventures and Integral Capital Partners. Scion's products include array waveguide gratings ("AWGs"), variable output attenuator ("VOAs"), optical splitters, thin film filter-based optical add-drop multiplexers, automation equipment and application specific product development projects for its customers.

Manufacturing

   Read-Rite's operating results are highly dependent upon its ability to produce large volumes of magnetic recording heads at acceptable manufacturing yields. For risks associated with manufacturing, raw materials and foreign operators, see "Certain Additional Business Risks." The Company's manufacturing process for thin film heads is divided into the following main areas: wafer fabrication, slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. For tape heads, the Company's manufacturing process consists of wafer fabrication, wafer slicing, assembly and testing.

  Wafer Fabrication

   The Company presently fabricates wafers at its facility in Fremont, California for head gimbal assemblies for its hard disk drive products. The Company produces six-inch square wafers in Fremont and is in the process of transitioning to six-inch round wafers. The Company fabricates wafers in Milpitas, California for tape head products. The Milpitas, California facility is also the wafer facility for its majority-owned subsidiary, Scion Photonics, Inc.

  Slider Fabrication/Wafer Slicing

   Wafers are shipped from the Fremont facility to the Company's operations in Thailand. The operations in Thailand machine and slice wafers in five phases. First, diamond saws grind the wafer to a proper target and cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper stripe height using an automated, multi-stage lapping process. Third, the Company uses photolithography and reactive ion etching processes to define and shape the air bearing surfaces of the individual sliders in each row. Fourth, the rows are coated with a protective diamond-like coating. Finally, the rows are cut into individual sliders and tested.

  HGA Assembly and Testing

   The assembly and testing is conducted at the Company's Thailand facilities. Most of the Company's HGA assembly is performed on automated assembly lines. Typically, a number of stainless Trace Suspension Assemblies (TSA) are placed in a precision pallet. Sliders are bonded to each suspension and an electrical connection is made between the conductors on the suspension and the slider. The elimination of manual labor required to attach the sliders to the suspension in a conventional manual assembly process improves consistency and the Company's yield.

   The Company typically sample tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine that a previously agreed upon percentage of the HGAs in the lot do not meet specifications.

  HSA Assembly and Testing

   The Company presently assembles its HSAs at its facilities in Thailand. HSAs can consist of up to 30 or more total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit, and may include other miscellaneous parts, such as bearings, a voice coil, and a connector, depending on the design of the customer's disk drive.

  Tape Heads

   After the Company's tape head wafers are fabricated in Milpitas, they are tested for their electronic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in China. After the tape wafers are sliced and sorted into individual tested devices, they are shipped from the subcontractor to Read-Rite's Philippines facility. The devices are assembled into a body and tape support structure and subsequently contoured to create a "Tape Bearing Surface" over which the magnetic tape media is passed. After contouring, a flexible cable is attached and this assembly is mounted into a customer unique carriage. The final unit is dynamically tested and mechanically inspected prior to shipping.

   During fiscal year 2001, the Company also assembled the Data Control Module ("DCM") for Quantum Corporation. This unit is dynamically tested prior to shipment. The Company performs all of its tape head and DCM assembly operations at its facilities in the Philippines. The Company will discontinue the assembly of new Data Control Modules during fiscal year 2002.

Customers, Marketing and Sales

   The Company's largest customers during fiscal 2001 were Maxtor, Western Digital, and Samsung representing 41%, 36%, and 16%, respectively, of the Company's net sales for the period. Sales of Quantum's HDD operations merged with Maxtor in April 2001. The numbers for Quantum's hard disk drive operations have been combined with Maxtor for 2001. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or MR tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have been increasingly moving towards limiting the number of suppliers of recording heads per program, as well as focusing their own efforts on fewer and larger new programs. Thus, the Company expects it will be increasingly important to successfully achieve design-in wins for most major programs for its primary customers.

   The Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships during fiscal year 2001. The Company has, for each of its major customers, dedicated teams that are responsive to the specific needs of each customer. Each team focuses on the requirements of its customers, closely collaborating with its customers on new product introductions, including design support, early availability of advanced samples, prototype production, and volume manufacturing ramps. Further, to meet its customers' time-to-market goals, the Company strives to anticipate its customers' requirements through use of the Company's technology roadmap to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design-in wins and improves the Company's ability to timely reach volume production.

   The Company continues to maintain close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company's products into such programs, to improve the Company's ability to rapidly reach high manufacturing volumes, and to position the Company to be a primary supplier of HGAs, HSAs and tape heads for new programs. Read-Rite believes that winning early design-in qualifications is critical, particularly in light of the rapid migration toward higher volume disk drive programs and the shorter life cycles of such products.

   The Company's total foreign net sales accounted for 97%, 97% and 99% of net sales during fiscal 2001, 2000 and 1999, respectively. See Note 13 in Notes to Consolidated Financial Statements for information regarding segments and sales to various geographical regions which information is hereby incorporated by reference into this Item 1.

Competition

   The Company's major merchant market competitors are two Japanese independent recording head manufacturers, TDK and Alps, as well as IBM which possesses significant internal recording head manufacturing capacity. The Company believes the most important competitive factors in supplying recording heads to the hard disk drive industry are timely delivery of new technologies, product quality and the ability to reach volume production rapidly with low cost. Competition remains intense and several companies have discontinued or ceased operations over the past two years. In addition, Fujitsu, Hitachi and Seagate have significant "captive" or internal recording head manufacturing capacity. These companies generally have significantly greater financial, technical and marketing resources than the Company, and those companies could decide to make their products available in the merchant market.

   In its HSA business, the Company has competed and partnered with other merchant HSA manufacturers such as Kaifa and SAE in China, and Celetron, with operations in India. Further, the HSA business is less capital intensive than the thin film HGA business; entry into the HSA manufacturing business thus requires less capital than entry into the HGA business. Additionally, some of the Company's customers have internal head stack assembly capability.

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

   The Company is the market leader for thin film and MR tape heads shipped to the low to mid-range tape drive markets. The Company's other tape head competitors are Lafe, AMS, and Seagate.

Products and Technologies Under Development

   The Company's current research and development efforts are principally directed towards the development of advanced technologies and next generation products related to the Company's HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

   In addition, the Company's majority owned subsidiary, Scion Photonics, Inc., which was formed September 2000, is focused on providing application specific photonic components. The Company's research and development efforts are focused on AWGs, VOAs, optical splitters, thin film filter based optical add-drop multiplexers and optical process automation equipment.

   During fiscal 2001, 2000 and 1999, the Company's research and development expenses were approximately $73.5 million, $65 million and $92.2 million respectively.

   The Company is continually researching other areas to diversify the resources of the Company that leverage the large patent portfolio and other intellectual property of the Company. The Company currently has dedicated teams of engineers and management actively pursuing other diversification opportunities.

   There can be no assurance that the Company will be successful in developing any of these new technologies or that, if successful, it will be able to obtain qualifications in customer programs or transition the technologies into commercially viable volume production.

Backlog

   The Company's magnetic recording heads sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for disk drive manufacturers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. See also "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report. Accordingly, the Company does not believe its backlog is an accurate measure of net sales or operating results for any future period.

Intellectual Property and Proprietary Rights

   Read-Rite highly regards elements of its product design, manufacturing processes and automation equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has over 250 U.S. and foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies' respective patents.

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

   The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. To the extent that the Company receives additional claims of infringement from others in the future, where necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacture of the products utilizing the patented invention.

Employees

   As of November 19, 2001, the Company had 11,269 employees, including 1,461 in the United States, including 124 employees of Scion in the United States; 9,130 in Thailand; 644 in the Philippines; 12 at Read-Rite Japan; 16 at the Company's sales and customer support offices in Singapore; 5 in Korea; and 1 in Malaysia. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees are currently represented by a labor union.

Environmental Regulation

   The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, to the treatment of water used in manufacturing, and to air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not, to date, suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations, which use hazardous materials. It is the Company's intention to comply with all federal, state and local environmental, health and safety laws and regulations, or to obtain all necessary permits required under such regulations.

   The Company is not aware of any fines, penalties or lawsuits that could subject the Company to significant liability and financial penalties (possibly resulting in suspension of production), restrict the Company's ability to expand or operate at its locations in California, Thailand, and the Philippines, restrict the Company's ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Segment Information

   The information contained in Part II, Note 13 is incorporated herein by reference.

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

   During fiscal 2001, the Company shipped 89.1 million GMR heads (including heads in head stack assemblies), accounting for approximately 93% of net sales during the period. Therefore, the Company expects to continue investing significant resources in GMR and in other thin film magnetic product development and manufacturing equipment. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing new GMR heads at acceptable manufacturing yields as is needed to achieve consistent design-in wins on customers' new product programs.

  Dependence on a Limited Number of Customers, Risk of Reduced Orders

   The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition, frequent delivery schedule changes and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited "design-in wins" for its early GMR products with its customers. Demand variations such as these and those of the current weakening consumer demand for PCs, as noted by the major PC manufacturers recently, can materially and adversely affect the Company's business, financial condition and results of operations.

   The Company's largest customers are Maxtor, Western Digital and Samsung, representing 41%, 36%, and 16%, respectively, of the Company's net sales during fiscal 2001. In October 2000, Quantum announced the merger of its HDD unit into Maxtor. The merger was completed in April 2001. Quantum Corporation currently purchases tape head products from the Company. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

  Dependence on a Limited Number of Suppliers

   As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photo resist, suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

  Dependence on Single Manufacturing and Assembly Facilities

   The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company also uses one facility in Milpitas, California for its tape head wafer fabrication and operations of Scion, and one location in the

Philippines for its tape head assembly operations. A fire, flood, earthquake or other disaster to these locations may have an adverse effect on the Company's business, financial condition and results of operations.

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

   In addition, the HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles, and varying product life spans between different HSA models.

  International Operations

   The Company's production process is labor intensive. As a result, the Company conducts substantially all of its head gimbal assembly machining, assembly and test operations, head stack assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities, including obtaining requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations. At this time, a union does not represent any of the Company's employees. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

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

   The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2001 of $104 million, including $20.0 million for Scion Photonics, compared to $93.6 million during fiscal 2000. The Company expects capital expenditures between $90--110 million during fiscal 2002.

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

   The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed typically have very short life cycles. Finally, in response to rapidly shifting business conditions, some of the Company's customers have generally sought to limit purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from their end customer, they will not pull the inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk.

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

  Scion's Ability to Develop, Design, Manufacture, Ramp, Achieve and Sustain Volume Production of Optical Components

   Scion Photonics, Inc., is incurring expenses for the design, development and manufacturing of high-performance optical components. There can be no guarantee that Scion will successfully develop, design, manufacture, or achieve acceptable yields on the products currently under development or be successful in the highly competitive and rapidly changing optical marketplace. There can be no guarantee Read-Rite will recover its investment in Scion. Scion may also, in the future, require additional funding. There can be no guarantee that

Scion will receive additional funding necessary to allow it to complete the design, development and manufacturing of high-performance optical components. In addition, as Scion develops the products and processes, it may be subject to claims that it is impairing the intellectual property rights of others which could cause Scion to have to redesign products or processes that use the disputed intellectual property, cease to develop the products or processes that use the disputed intellectual property or obtain, if available, third party licenses to use the disputed intellectual property which may have an adverse impact on its ability to develop, design and manufacture high-performance optical components.

  Location of Facilities is Subject to the Risk of Earthquakes

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

  Volatility of Stock Price

   The trading price of the Company's common stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, qualifications on volume shipment programs from major customers, general conditions in the disk drive and computer industries, general economic conditions and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company's common stock.

Executive Officers

   The Company's executive officers are:

     Name                Age                Position
     ----                ---                --------
Alan S. Lowe............ 39  President and Chief Executive Officer
Michael A. Klyszeiko.... 62  Senior Vice President, Operations
John T. Kurtzweil....... 45  Senior Vice President and Chief Financial Officer
James Murphy............ 42  Senior Vice President, Customer Business Units
Mark Re................. 42  Senior Vice President, Research and Development
Andrew Holcomb.......... 51  Vice President, Business Development and General Counsel
Sherry F. McVicar....... 49  Vice President, Human Resources

   There are no family relationships among directors or executive officers of the Company.

   Mr. Lowe has served as President and Chief Executive Officer since June 2000. He joined Read-Rite in 1989 in a sales position and also served as Vice President, Sales from November 1991 to August 1994, as Vice President of Customer Programs from August 1994 to November 1995, and as Senior Vice President, Customer Programs from November 1995 to October 1996. Mr. Lowe was Senior Vice President, Customer Business Units, from October 1996 to March 1997 and was President and Chief Operating Officer from May 1997 to June 2000.

   Mr. Klyszeiko has been Senior Vice President, Operations, since November 1995. He joined Read-Rite in 1988 as Vice President, Planning and Logistics and also served as Vice President, Manufacturing from January 1990 to October 1992, Senior Vice President of Customer Programs from October 1992 to September 1994, and Senior Vice President, Read-Rite International from September 1994 to November 1995. Prior to joining the Company, he served at Advanced Micro Devices as Director of Materials and Systems Planning, VLSI Technology as Director of Materials and served in various positions at Fairchild Camera and Instrument.

   Mr. Kurtzweil, a Certified Public Accountant, joined the Company in August 1995 as Corporate Controller, and became the Company's Vice President of Finance and Chief Financial Officer in November 1995. Mr. Kurtzweil was promoted to Senior Vice President in August 1999, as well as retaining the title and duties of the Company's Chief Financial Officer. Mr. Kurtzweil joined the Company from Maxtor Corporation where he held a number of finance positions including Director of Far East Finance based in Singapore. He was with Maxtor Corporation from July 1988 to August 1995. Prior to that, he had spent 10 years with Honeywell Corporation. Mr. Kurtzweil is also a Director and Chairman of the Board for the International Disk Drive Equipment Materials Association, a data storage trade association.

   Mr. Murphy has been Senior Vice President, Customer Business Units since August 1997. Mr. Murphy joined the Company in April 1991 as a Strategic Accounts Manager. He was promoted to Director of Sales in Asia in 1993 and to Vice President of Sales worldwide in 1995. Following the Company's reorganization into customer business units in 1996, he was named Vice President and General Manager.

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

   Mr. Holcomb joined the Company in January 1998 as Associate General Counsel and was promoted to General Counsel in 1999. Mr Holcomb was promoted to Vice President of Business Development and General

Counsel in 2000. Prior to joining Read-Rite, Mr. Holcomb was Vice President and General Counsel at Elonex Technologies and was Senior Litigation Counsel at Digital Equipment Corporation.

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

ITEM 2. PROPERTIES.

   The Company leases a facility in Fremont, California of approximately 189,000 square feet, which serves as the Company's corporate headquarters and houses wafer fabrication, research and development and various administrative functions. The initial lease for these facilities expires in February 2003 with three 5-year renewal options.

   The Company and its fiber optic subsidiary, Scion, also lease approximately 146,000 square feet at its campus in Milpitas, California, to serve as its development and wafer fabrication facility. The primary leases for these properties expire at various times from July 2006 to June 2010. Scion also leases approximately 23,000 square feet in Valencia, California for its equipment automation facility. The lease expires in April 2004.

   The Company owns a seven-acre site near Bangkok, Thailand with three facilities totaling 477,000 square feet used for slider fabrication, HGA manufacturing and HSA manufacturing. These properties and certain additional collateral owned by the Company's wholly owned subsidiary, RRT, secure loans obtained by RRT. The Company owns a 10.6-acre site near Manila, Philippines with a 365,000 square foot manufacturing facility.

   The Company's facilities are well maintained, and the sites in Thailand and the United States are adequate for its needs. The Company currently assembles only tape heads and related products at the Manila site. A sublease for a portion of this site expires in February 2002. The Company intends to pursue a sale or lease of this facility during fiscal 2002 to help offset the fixed expenses associated with maintaining the site.

   The Company also leases offices in Singapore, Osaka, Japan, and Seoul, Korea for sales and customer support.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

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

                                                             High   Low
                                                            ------ -----
Fiscal year ending September 30, 2001
   First Quarter........................................... $12.06 $3.09
   Second Quarter..........................................  10.56  3.53
   Third Quarter...........................................   9.00  3.95
   Fourth Quarter..........................................   5.28  2.95

Fiscal year ending September 30, 2000
   First Quarter...........................................   5.94  3.47
   Second Quarter..........................................   6.44  2.78
   Third Quarter...........................................   4.75  1.88
   Fourth Quarter..........................................  11.56  2.13

   At November 21, 2001, there were approximately 1,595 record holders of the Company's Common Stock.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

   The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                        2001(1)   2000(2)    1999(3)    1998(4)    1997(5)
                                        -------- ---------  ---------  ---------  ----------
                                              (In thousands, except per share amounts)
Net sales.............................. $712,900 $ 555,860  $ 716,460  $ 808,622  $1,162,050
Gross margin...........................  117,464   (61,054)   (23,265)  (132,780)    238,806
Operating income (loss)................   12,305  (274,062)  (182,315)  (352,910)    119,713
Net income (loss)......................   35,905  (124,829)  (155,715)  (319,747)     76,179
Basic net income (loss) per share......     0.31     (2.26)     (3.16)     (6.59)       1.61
Diluted net income (loss) per share....     0.30     (2.26)     (3.16)     (6.59)       1.56
Total assets........................... $537,367 $ 493,348  $ 784,490  $ 879,800  $1,301,481
Long-term obligations..................   48,389   232,712    361,668    388,248     403,871

--------
(1) Fiscal 2001 includes a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company's slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to the Company's facilities in Thailand.

(2) Fiscal 2000 includes a restructuring charge of approximately $120.8 million, primarily for the write-down of equipment and severance payments associated with the closure of its joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. Also, fiscal 2000 includes a special charge of approximately $8.1 million of excess and obsolete inventories as part of the above closures. Factory efficiency improvements made the closure and consolidation of the Company's wafer fab and assembly operations necessary to align the Company's cost structure with current industry conditions. In addition, fiscal 2000 includes an extraordinary gain from debt conversion of approximately $158.7 million, partially offset by debt conversion expenses of approximately $29.3 million.

(3) Fiscal 1999 includes a restructuring charge of approximately $37.7 million to reflect the Company's decision to reduce workforce and capacities to reflect current industry conditions, and to write-down excess and obsolete equipment related to the transition from magnetoresistive ("MR") technology to giant magnetoresistive ("GMR") technology.

(4) Fiscal 1998 includes a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry's rapid shift away from advanced inductive technology to MR technology and the Company's decision to accelerate its existing MR transition strategy. In addition, fiscal 1998 includes a restructuring charge of approximately $93.7 million to reflect the Company's decision to cease the Company's manufacturing operations in Malaysia and write-off excess equipment at the Company's other manufacturing locations.

(5) The fourth quarter of fiscal 1997 results include post-closing charges of approximately $12.2 million to selling, general and administrative expense and $2.6 million to cost of sales to establish a reserve for accounts receivable, inventory and equipment exposures related to the bankruptcy of Micropolis, a customer of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

   As of September 30, 2001, the Company had cash and investments of $153.7 million, total assets of $537.4 million and total liabilities of $204.9 million.

   During fiscal 2001, the Company generated $150.6 million in cash from operations. The positive cash flow from operating activities was primarily attributed to income of $35.9 million, depreciation and amortization of $120.3 million, minority interest in the loss of the subsidiary of $20.9 million. Accounts receivable decreased $22.3 million during fiscal 2001 as revenues and receivables were unusually high in September. Inventories increased slightly during fiscal 2001 by $1.1 million, mainly the result of inventory growth at the Company's majority owned subsidiary Scion Photonics, Inc.

   Net cash utilized in investing activities was $126.3 million. The Company's business is highly capital intensive. During fiscal 2001, the Company incurred capital expenditures of approximately $104 million, including $20.0 million of capital expenditures attributed to Scion Photonics, Inc. Capital expenditures have primarily been made to upgrade or replace existing equipment in Thailand, for wafer production in the United States, and to support new manufacturing processes and new technologies, including the conversion at the Company's wafer facility from six inch square to six inch round wafers. The Company's plan for capital equipment purchases during fiscal 2002 is approximately $90-110 million; including capital requirements for Scion, which are estimated to be approximately $10 million. However, to the extent yields for the Company's products are lower than expected, demand for such products exceeds Company expectations, or the Company's manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for such capital equipment purchases, the planned capital equipment purchases may decrease. As of September 30, 2001, total commitments for construction or purchase of capital equipment were approximately $38.6 million. The Company believes it will have sufficient cash flows from operations, and access to the public and private debt and equity markets to fund such commitments.

   Net proceeds provided by financing activities during fiscal 2001 were $37.8 million, the result of several transactions occurring during fiscal year 2001. The Company repaid the remaining balance of $28.8 million under the secured term loan and paid $11 million in scheduled debt payments on its loans in Thailand and the Philippines. Proceeds from financing activities during fiscal year 2001 primarily consisted of the following transactions: During the first quarter of fiscal 2001, the Company received a cash investment of $18.9 million in a private placement of approximately 2.7 million shares of common stock to the State of Wisconsin Investment Board. The Company also completed a five-year equipment based loan, totaling $13.2 million, at a rate of LIBOR plus 3.5% with interest and principal payable monthly. In addition, the Company's subsidiary in Thailand completed a $5 million three-year loan, secured by land and a corporate guarantee, with a Thai financial institution. Short-term borrowings, of $15.1 million as of the end of the fiscal year, consisted primarily of two six-month unsecured Thai baht denominated loans, each at approximately $4.5 million, at an interest rate of 4.25% and 4.5% respectively and $5.4 million of convertible notes issued by Scion Photonics, Inc. and purchased by Tyco Ventures and Integral Capital Partners. The Company purchased an additional $14.0 million of the notes from Scion. The notes bear interest at a rate of 10% and will be converted to equity when Scion completes its second round of funding.

   The Company believes its current cash and cash equivalent balances, combined with its cash flows from operations will be sufficient to meet its working capital needs for at least the next 12 months. The restructuring efforts undertaken by the Company during the last several years have significantly improved the Company's ability to control expenditures. However, there can be no assurance the Company will be successful in generating the cash required to meet its long term operating requirements. If industry and economic conditions worsen, the Company does not consistently achieve timely customer qualifications on new product programs, or the

Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company.

   The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Net Sales

   The following tables set forth certain sales information for the Company's customers and HGA/HSA product mix as a percentage of net sales, for the three fiscal years ended September 30, 2001:

                                                  2001 2000 1999
                                                  ---- ---- ----
Customers
   Maxtor........................................  41%  40%  32%
   Western Digital...............................  36%  20%  37%
   Samsung.......................................  16%  19%  19%
   Quantum.......................................   4%  12%  --
   All Others....................................   3%   9%  12%
                                                  ---  ---  ---
                                                  100% 100% 100%
                                                  ===  ===  ===

HGA/HSA Product Mix
   HGA...........................................  53%  40%  16%
   HSA...........................................  41%  54%  81%
   Other.........................................   6%   6%   3%
                                                  ---  ---  ---
                                                  100% 100% 100%
                                                  ===  ===  ===

   In April 2001, Quantum's hard disk drive operations merged with Maxtor. Quantum and Maxtor HGA and HSA sales are combined under Maxtor for 2001. Sales for Quantum for fiscal year 2001 represent tape head sales.

  Fiscal 2001 Compared to Fiscal 2000

   Net sales were $712.9 million during fiscal 2001, an increase of $157.0 million over fiscal year 2000 net sales of $555.9 million. Total HGA volume (including HGAs shipped as HSAs) increased by 39% over fiscal 2000 levels as the Company shipped product supporting its customers mainstream 20 and 30 gigabyte per platter programs during the fiscal year, with the 20 gigabyte per platter program beginning to ramp late in the fourth quarter of fiscal year 2000, with most products during fiscal year 2000 supporting customers' 9.1 and
10.2 gigabyte programs.

   The number of HGAs per HSA fluctuated slightly during each of the quarters of fiscal year 2001, but the overall trend for fewer heads per head stack assembly continued. Average prices for HSAs were lower in fiscal year 2001 as compared to fiscal year 2000, with 2.51 HGAs per HSA for fiscal year 2001 as compared to 2.87 HGAs per HSA during fiscal year 2000.

   Sales of the Company's tape head products experienced a significant increase in sales during fiscal year 2001. During the fiscal year, the Company began to ramp shipments of its thin film and MR multi-channel tape heads supporting both Benchmark Tape and Quantum Corporation.

  Fiscal 2000 Compared to Fiscal 1999

   Net sales were $555.9 million during fiscal 2000, a 22.4% decrease from net sales of $716.5 million during fiscal 1999. The decrease in the Company's net sales for fiscal 2000 compared to fiscal 1999 was due to lower average selling prices ("ASP") for both HGA unit sales and HSA unit sales and the continued industry-wide trend towards fewer heads per disk drive, partially offset by an increase in HGA sales. The Company experienced a 111.9% growth in unit sales of HGAs and a 31.6% decline in unit sales of HSAs in fiscal 2000 compared to fiscal 1999.

   Net sales of MR and GMR products were $501.9 million, or 90% of total net sales, in fiscal 2000, compared to $646.6 million, or 90% of net sales, in fiscal 1999. Advanced inductive products represented $19.4 million, or 3% of net sales, in fiscal 2000, compared to $33.9 million, or 5% of net sales, in fiscal 1999.

   The decrease in net sales was mainly attributable to overall lower ASPs during fiscal 2000 for HGA and HSA products. ASPs for HGAs and HSAs products decreased by 8% and 24%, respectively, in fiscal 2000, compared to fiscal 1999. The decrease in ASPs for HSAs were due to fewer HGAs per HSA as a result of increased areal-density in low cost PCs, and the competitive HDD pricing environment.

   The Company's product mix was predominately HSAs, as net sales of HSAs and HGAs accounted for approximately 54% and 40%, respectively, of net sales during fiscal 2000, compared to approximately 81% and 16%, respectively, of net sales during fiscal 1999. The Company's sales were primarily focused in the 3.5" disk form factor market, accounting for 87% and 96% of the Company's net sales during fiscal 2000 and 1999, respectively.

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

  Fiscal 2001 Compared to Fiscal 2000

   The Company's gross margin was 16.5% of net sales during fiscal year 2001 compared to a gross margin loss of 11.0% during fiscal year 2000. The improvement in gross margin during fiscal year 2001 is attributed to higher unit volumes, improved manufacturing yields and cost savings realized from the restructuring efforts initiated during the second half of fiscal year 2000. In addition, during fiscal year 2000, the product mix was more heavily weighed to head stack assemblies, with 54% of net sales head stack assemblies versus 41% during fiscal year 2001. During the second quarter of fiscal 2001, the Company incurred a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company's slider fabrication, HGA and HSA prototype and development activities to Thailand.

  Fiscal 2000 Compared to Fiscal 1999

   The Company's negative gross margin was (11.0)% of net sales during fiscal 2000, compared to a negative gross margin of (3.2)% of net sales during fiscal 1999. The increase in the negative gross margin percentage during fiscal 2000 was affected by a charge of $8.1 million included in cost of sales related to the write-off of excess or obsolete inventories as part of the closure of the Company's wafer fab in Japan, the closure of head stack assembly operations in the Philippines and the relocation of those operations to Thailand. Without the special charge, the adjusted gross margin loss during fiscal 2000 was (9.5)%. The increase in negative gross margin (excluding the special charges) from (3.2)% in fiscal 1999 to (9.5)% in fiscal 2000 was primarily due to the impact of lower ASPs for both HGA and HSA products, partially offset by higher unit sales in HGAs, and a shift of product mix from HSA to HGA.

Research and Development Expenses

  Fiscal 2001 Compared to Fiscal 2000

   Research and development ("R&D") expenses were $73.5 million during fiscal 2001, including $19.8 million incurred by Scion Photonics, the Company's majority-owned subsidiary. R&D expenses for fiscal year 2001 excluding Scion, were $53.7 million compared to R&D expenses incurred during fiscal year 2000 of $65.0 million. The reduction in spending for the Company's hard disk drive, tape drive and diversification efforts is attributed to the Company's decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000. The Company is fully committed to, and continues to invest a significant portion of its resources for its development efforts in, GMR and other emerging technologies to address the disk drive industry's rapidly advancing technology requirements. The Company expects the investment in R&D to remain materially consistent in fiscal 2002.

  Fiscal 2000 Compared to Fiscal 1999

   Research and development expenses were $65.0 million during fiscal 2000, a 29.5% decrease from R&D expenses of $92.2 million during fiscal 1999. The decrease in R&D expenses was attributable to the Company's decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000, and continued cost containment efforts.

Selling, General and Administrative Expenses

  Fiscal 2001 Compared to Fiscal 2000

   Selling, general and administrative ("SG&A") expenses were $31.7 million during fiscal year 2001, compared to $27.2 million during fiscal year 2000, an increase of $4.5 million. The increase in SG&A spending is primarily the result of spending incurred by the Company's majority-owned subsidiary, Scion Photonics, Inc., of $4.8 million during the fiscal year. The Company expects SG&A expenses will increase slightly during 2002 primarily due to increases at Scion Photonics, Inc.

  Fiscal 2000 Compared to Fiscal 1999

   Selling, general & administrative expenses were $27.2 million during fiscal 2000, a 7% decrease from SG&A expenses of $29.2 million during fiscal 1999. The decrease in SG&A expenses was mainly due to the reduction of the reserve for accounts receivable exposures related to the bankruptcy of a customer, Micropolis, in fiscal 1997.

Restructuring Costs

  2000 Restructuring Costs

   During fiscal 2000, the Company incurred a restructuring charge of $120.8 million. The restructuring costs reflect the Company's strategy to align the worldwide operations with market conditions and to improve productivity of the Company's manufacturing facilities. The restructuring costs were primarily associated with the Company's decision to close its wafer fabrication operations in Japan and cease its head stack operations in the Philippines. The restructuring costs consisted of $107.4 million to write-off or write-down facilities and equipment, $7.1 million for lease commitments, $6.2 million for severance and benefits for terminated employees, and a net gain of $0.1 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company reduced its workforce by approximately 3,700 employees and 100 contractors, of which approximately 200 and 3,400 were engaged in manufacturing activities in Japan and the Philippines, respectively.

  1999 Restructuring Costs

   During the third quarter of fiscal 1999, the Company incurred a restructuring charge of $37.7 million. The restructuring costs were primarily associated with downsizing the Company's workforce and capacities to reflect current industry conditions. The charges included the write-down of excess and obsolete equipment of $29.7 million due to the transition to GMR technology, $4.5 million for severance payments to terminated employees, $3.1 million for payment of lease obligations and $0.4 million for other expenses associated with the restructuring. Approximately 1,600 employees and 900 contractors were terminated, of which approximately 1,300 and 800 were engaged in manufacturing activities in Thailand and the Philippines, respectively.

Interest Expense

  Fiscal 2001 Compared to Fiscal 2000

   Interest expense was $6.3 million during fiscal 2001, compared with $33.1 million during fiscal 2000. The decrease in interest expense is due to the significant reduction in debt balances during the year, with debt balances as of September 30, 2001 at $79.4 million compared to debt balances of $272.6 million at the end of fiscal 2000.

  Fiscal 2000 Compared to Fiscal 1999

   Interest expense was $33.1 million during fiscal 2000, compared to $31.9 million during fiscal 1999. The increase in interest expense during fiscal 2000 was primarily due to an increase in average outstanding debt resulting from the Company's $61.2 million issuance of new 10% convertible bonds offset by the 2 for 1 exchange of 6.5% convertible bonds for 10% convertible bonds.

Debt Conversion Expenses

   During fiscal 2000, the Company incurred debt conversion expenses of $29.3 million relating to the make whole interest provision on the automatic conversion to equity of the outstanding 10% subordinated convertible bonds.

Interest Income And Other, Net

  Fiscal 2001 Compared to Fiscal 2000

   Interest income and other, net was $9.4 million during fiscal 2001, compared to $11.1 million during fiscal 2000. During fiscal 2000 and 2001 the Company realized gains on the sale of assets; during fiscal 2001, the Company realized a gain of $4.9 million on the sale of real estate in Malaysia, compared to gains realized during fiscal 2000 of $3.4 million on the sale of equipment, used manufacturing supplies and an option on leased property in the Philippines. The reduction of $1.7 million in interest income and other, net for fiscal 2001 compared to fiscal 2000 is primarily the result of a reduction in interest income of $1.0 million in fiscal 2001 compared to fiscal 2000 combined with an approximately $1.0 million increase in the foreign exchange loss during fiscal 2001.

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

Provision For Income Taxes

  Fiscal 2001 Compared to Fiscal 2000

   The Company's combined federal, state and foreign tax rate on income excluding the loss of its majority-owned subsidiary, Scion Photonics, was 1% during fiscal 2001, compared to a zero rate during fiscal 2000. The increase in the combined rate during fiscal 2001 was primarily due to US alternative minimum taxes and foreign taxes.

   The Company's deferred tax assets relate primarily to potential tax benefits of loss carryforwards in the United States. Based on the Company's recent history of losses in the U.S., the lack of carryback availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

  Fiscal 2000 Compared to Fiscal 1999

   There was no income tax provision during fiscal 2000, compared to the income tax benefit rate of 12.4% during fiscal 1999. The income tax benefit rate during fiscal 1999 was primarily attributable to the revaluation of tax accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Market Risk

   The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, the Company primarily invests in A2 or P2 or higher rated debt securities with maturities of less than two years, with no more than one-third of the portfolio having a maturity greater than one year. Because of the relatively short duration to maturity, the Company does not have significant interest rate exposure on its available-for-sale investment portfolio. The Company is also exposed to interest rate risk on its fixed rate and variable rate borrowings. Because of the periodic reset of the interest rate on variable rate debt, the Company does not have significant interest rate exposure on this type of debt. The Company is exposed to interest rate changes on its fixed rate borrowings. The following table summarizes the fair value for the Company's interest rate sensitive instruments as of September 30 (in thousands):

                                                              2001     2000
                                                            -------- --------
Available-for sale investments............................. $108,514 $ 40,968
Variable rate borrowings................................... $ 43,086 $ 65,250
Fixed rate borrowings...................................... $ 30,160 $496,501

   A hypothetical one percentage point decrease in interest rates would result in an approximate $0.2 million adverse change in the net fair value of interest rate sensitive securities as of the end of fiscal 2001. In contrast, a hypothetical one percentage point increase in interest rates would result in an approximate $0.3 million adverse change in the net fair value of interest rate sensitive securities as of the end of fiscal 2000. This potential change in fair value is based on sensitivity analyses performed on the Company's financial positions at September 30, 2001 and 2000. Actual results may differ materially.

Foreign Currency Market Risk

   A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Philippine peso, and Thai baht. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established quarterly expense hedging programs using currency forward contracts. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. The following table presents the notional amount, average contract rate, and the estimated fair value of foreign currency forward contracts outstanding as of September 30 (in thousands):

                                                       September 30, 2001
                                                  ---------------------------
                                                           Average
                                                  Notional Contract *Estimated
                                                   Amount    Rate   Fair Value
                                                  -------- -------- ----------
                                                  In thousands, except average
                                                         contract rate
Foreign currency forward contracts to purchase
  foreign currencies:
   Philippine peso............................... $   485   52.65      $ (1)
   Thai baht..................................... $68,041   44.87      $784
                                                       September 30, 2000
                                                  ---------------------------
                                                           Average
                                                  Notional Contract *Estimated
                                                   Amount    Rate   Fair Value
                                                  -------- -------- ----------
                                                  In thousands, except average
                                                         contract rate
Foreign currency forward contracts to purchase
  foreign currencies:
   Philippine peso............................... $ 2,827   45.75      $  0
   Thai baht..................................... $34,694   41.58      $  0

--------
* Estimated fair value is equivalent to unrealized net gain (loss) on existing contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value)

                                                                 September 30, September 30,
                                                                     2001          2000
                                                                 ------------- -------------
                          Assets

Current assets:
   Cash and cash equivalents....................................   $ 126,646     $  64,462
   Short-term investments.......................................      27,083            --
   Accounts receivable, net of allowance of $1,931 in 2001
     and $1,826 in 2000.........................................      65,496        87,840
   Inventories..................................................      35,251        34,199
   Prepaid expenses and other current assets....................       7,463         5,603
                                                                   ---------     ---------
       Total current assets.....................................     261,939       192,104
Property, plant and equipment, net..............................     268,031       285,053
Other assets....................................................       7,397        16,191
                                                                   ---------     ---------
       Total assets.............................................   $ 537,367     $ 493,348
                                                                   =========     =========

      Liabilities, Minority Interest In Consolidated
            Subsidiary and Stockholders' Equity

Current liabilities:
   Short-term borrowing.........................................   $  15,142     $      --
   Accounts payable.............................................      69,353        72,995
   Accrued compensation and benefits............................      25,208        24,797
   Accrued warranty.............................................       8,985         5,974
   Other accrued liabilities....................................      17,184        52,647
   Current portion of long-term debt............................      15,852        39,849
                                                                   ---------     ---------
       Total current liabilities................................     151,724       196,262
Convertible subordinated notes..................................      19,801       207,312
Other long-term debt............................................      28,588        25,400
Other long-term liabilities.....................................       4,785         5,102
                                                                   ---------     ---------
       Total liabilities........................................     204,898       434,076
                                                                   ---------     ---------

Commitments and contingencies

Minority interest in consolidated subsidiary--RRSMI.............          --        19,341
Minority interest in consolidated subsidiary--Scion
  Photonics, Inc................................................       4,791            --
Stockholders' equity:
   Preferred stock, $0.0001 par value; 4,000 shares
     authorized, none issued....................................          --            --
   Common stock, $0.0001 par value, 200,000 shares
     authorized, 119,076 and 69,014 issued in 2001 and
     2000, respectively.........................................          12             7
   Additional paid-in capital...................................     700,763       449,800
   Accumulated deficit..........................................    (373,232)     (409,137)
   Accumulated other comprehensive income (loss)................         135          (739)
                                                                   ---------     ---------
       Total stockholders' equity...............................     327,678        39,931
                                                                   ---------     ---------
       Total liabilities, minority interest in consolidated
         subsidiary and stockholders' equity....................   $ 537,367     $ 493,348
                                                                   =========     =========

       See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                           Years Ended September 30,
                                                       ------------------------------
                                                         2001      2000       1999
                                                       --------  ---------  ---------
Net sales............................................. $712,900  $ 555,860  $ 716,460
Cost of sales--on net sales...........................  590,020    608,772    739,725
Cost of sales--special charges........................    5,416      8,142         --
                                                       --------  ---------  ---------
Gross margin..........................................  117,464    (61,054)   (23,265)

Operating expenses:
   Research and development...........................   73,484     64,995     92,211
   Selling, general and administrative................   31,675     27,220     29,154
   Restructuring costs................................       --    120,793     37,685
                                                       --------  ---------  ---------
       Total operating expenses.......................  105,159    213,008    159,050
                                                       --------  ---------  ---------
Operating income (loss)...............................   12,305   (274,062)  (182,315)

Interest expense......................................    6,293     33,053     31,910
Debt conversion expenses..............................       --     29,349         --
Interest income and other, net........................    9,405     11,106      4,143
                                                       --------  ---------  ---------
Income (loss) before provision (benefit) for income
  taxes, minority interest, and extraordinary item....   15,417   (325,358)  (210,082)
Provision (benefit) for income taxes..................      386         --    (25,946)
                                                       --------  ---------  ---------
Income (loss) before minority interest and
  extraordinary item..................................   15,031   (325,358)  (184,136)
Minority interest in net loss of consolidated
  subsidiary..........................................  (20,874)   (41,895)   (28,421)
                                                       --------  ---------  ---------
Income (loss) before extraordinary item...............   35,905   (283,463)  (155,715)
Extraordinary item--gain on conversion of debt........       --    158,634         --
                                                       --------  ---------  ---------
Net income (loss)..................................... $ 35,905  $(124,829) $(155,715)
                                                       ========  =========  =========
Income (loss) per share before extraordinary item:
   Basic.............................................. $   0.31  $   (5.13) $   (3.16)
                                                       ========  =========  =========
   Diluted............................................ $   0.30  $   (5.13) $   (3.16)
                                                       ========  =========  =========

Extraordinary income per share........................       --       2.87         --

Income (loss) per share:
   Basic.............................................. $   0.31  $   (2.26) $   (3.16)
                                                       ========  =========  =========
   Diluted............................................ $   0.30  $   (2.26) $   (3.16)
                                                       ========  =========  =========
Shares used in per common share computation:
   Basic..............................................  116,035     55,220     49,352
                                                       ========  =========  =========
   Diluted............................................  118,065     55,220     49,352
                                                       ========  =========  =========

       See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                            Years Ended September 30,
                                                                        ---------------------------------
                                                                          2001       2000        1999
                                                                        ---------  ---------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...................................................... $  35,905  $(124,829) $  (155,715)
Adjustments required to reconcile net income (loss) to cash provided by operations:
   Depreciation........................................................   118,459    161,003      187,254
   (Gain)/loss on disposal of fixed assets.............................    (2,178)    (3,389)         312
   Amortization........................................................     1,808      2,916        3,246
   Extraordinary gain from debt conversion.............................        --   (158,634)          --
   Non-cash portion of restructuring costs.............................        --    106,601       29,732
   Minority interest in net income (loss) of consolidated subsidiary...   (20,874)   (41,895)     (28,421)
   Deferred income taxes...............................................      (336)       (55)     (24,331)
   Interest expense paid in common stock...............................        --      9,510           --
   Other non-cash expenses.............................................     1,365        546          720
   Changes in assets and liabilities:
       Accounts receivable.............................................    22,344    (41,859)      64,356
       Inventories.....................................................    (1,052)    (3,013)      21,181
       Prepaid expenses and other current assets.......................    (1,860)       446        4,012
       Accounts payable, accrued liabilities and income taxes
         payable.......................................................    (3,735)    (3,792)     (28,222)
       Debt conversion expenses........................................        --     29,349           --
       Other assets and liabilities, net...............................       785       (566)       2,126
                                                                        ---------  ---------  -----------
   Net cash provided by (used in) operating activities.................   150,631    (67,661)      76,250
                                                                        ---------  ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................  (104,052)   (93,621)    (101,002)
Maturities of available-for-sale investments...........................   200,243    589,909    1,499,555
Purchase of available-for-sale investments.............................  (227,326)  (444,053)  (1,599,373)
Proceeds from sale of fixed assets.....................................     4,852         --           --
                                                                        ---------  ---------  -----------
   Net cash provided by (used in) investing activities.................  (126,283)    52,235     (200,820)
                                                                        ---------  ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing.....................................    20,326      8,788       31,454
Payments from short-term borrowing.....................................    (4,927)        --           --
Proceeds from issuance of notes........................................        --     54,177           --
Proceeds from other long-term debt.....................................    19,583     20,000      167,000
Payment of other long-term debt and capital lease obligations..........   (40,392)  (119,008)     (61,056)
Payment to joint venture upon final dissolution of RRSMI...............    (6,940)        --           --
Proceeds from issuance of common stock, net............................    24,499     35,384        5,275
Proceeds from issuance of Scion preferred and common stock.............    25,687         --           --
                                                                        ---------  ---------  -----------
   Net cash provided by (used in) financing activities.................    37,836       (659)     142,673
                                                                        ---------  ---------  -----------
Net increase (decrease) in cash and cash equivalents...................    62,184    (16,085)      18,103
Cash and cash equivalents at beginning of period.......................    64,462     80,547       62,444
                                                                        ---------  ---------  -----------
Cash and cash equivalents at end of period............................. $ 126,646  $  64,462  $    80,547
                                                                        =========  =========  ===========

Supplemental disclosures of non-cash activities:
   Conversion of joint venture debt to minority interest............... $      --  $  19,309  $    28,332
Supplemental disclosures of cash flow information:
   Interest paid during the year.......................................     5,654     22,511       30,789
   Income taxes paid (refunded) during the year........................       501     (1,087)        (312)

       See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                  (Accumulated  Accumulated
                                        Common  Common Additional   Deficit)       Other         Total
                                        Stock   Stock   Paid-In     Retained   Comprehensive Stockholders'
                                        Shares  Amount  Capital     Earnings      Income        Equity
                                        ------- ------ ---------- ------------ ------------- -------------
Balance at September 30, 1998..........  48,764  $ 5    $363,176   $(128,593)      $(659)      $ 233,929
                                                                                               ---------
Components of comprehensive loss:
Net loss...............................      --   --          --    (155,715)         --        (155,715)
Change in unrealized gain/(loss) on
 available-for-sale investments, net of
 income taxes of $0....................      --   --          --          --        (103)           (103)
                                                                                               ---------
   Total comprehensive loss............                                                         (155,818)
                                                                                               ---------
Issuance of common stock under stock
 option plans..........................     206   --       1,902          --          --           1,902
Issuance of common stock under employee
 stock purchase plan...................     581   --       3,373          --          --           3,373
Issuance of common stock under 401(K)
 plan..................................     124   --         819          --          --             819
Issuance of common stock under service
 awards................................      --   --           4          --          --               4
                                        -------  ---    --------   ---------       -----       ---------
Balance at September 30, 1999..........  49,675    5     369,274    (284,308)       (762)         84,209
                                                                                               ---------
Components of comprehensive loss:
Net loss...............................      --   --          --    (124,829)         --        (124,829)
Change in unrealized gain/(loss) on
 available-for-sale investments, net of
 income taxes of $0....................      --   --          --          --          23              23
                                                                                               ---------
   Total comprehensive loss............                                                         (124,806)
                                                                                               ---------
Issuance of common stock under stock
 option plans..........................     269   --       1,749          --          --           1,749
Issuance of common stock under employee
 stock purchase plan...................     500   --       1,474          --          --           1,474
Issuance of common stock under 401(K)
 plan..................................     111   --         507          --          --             507
Issuance of common stock as payment of
 note interest.........................   1,983   --       9,510          --          --           9,510
Issuance of common stock under note
 conversions...........................   8,419    1      35,110          --          --          35,111
Issuance of common stock through
 private placements....................   8,057    1      32,160          --          --          32,161
Compensation expense on options issued
 to non- employees.....................      --   --          16          --          --              16
                                        -------  ---    --------   ---------       -----       ---------
Balance at September 30, 2000..........  69,014    7     449,800    (409,137)       (739)         39,931
Components of comprehensive income:
Net income.............................      --   --          --      35,905          --          35,905
Adjustment for recognition of
 accumulated translation loss of
 liquidated subsidiary.................                                              739             739
Change in unrealized gain/(loss) on
 available-for-sale investments, net of
 income taxes of $0....................      --   --          --          --         135             135
                                                                                               ---------
   Total comprehensive income..........                                                           36,779
                                                                                               ---------
Issuance of common stock under stock
 option plans..........................   1,293   --       3,800          --          --           3,800
Issuance of common stock under employee
 stock purchase plan...................     497   --       1,798          --          --           1,798
Issuance of common stock under 401(K)
 plan..................................     104   --         808          --          --             808
Issuance of common stock under note
 conversions...........................  45,468    5     213,234          --          --         213,239
Issuance of common stock through
 private placements....................   2,700   --      18,900          --          --          18,900
Settlement of SMI minority interest in
 final liquidation.....................      --   --      12,423          --          --          12,423
                                        -------  ---    --------   ---------       -----       ---------
Balance at September 30, 2001.......... 119,076  $12    $700,763   $(373,232)      $ 135       $ 327,678
                                        =======  ===    ========   =========       =====       =========

       See accompanying notes to the consolidated financial statements.

                             READ-RITE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   Read-Rite Corporation (the "Company") designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers and MR and inductive tape heads for the tape drive markets. The substantial majority of the Company's net sales during fiscal 2001 were to three major disk drive manufacturers whose corporate headquarters are in the United States, and one customer whose corporate headquarters is located in Korea. As part of the Company's diversification strategy, Scion Photonics, Inc. ("Scion") was formed in September 2000. Scion's mission is to be the preeminent supplier of application specific photonic components and subsystems.

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The majority owned subsidiaries are Scion Photonics, Inc. and Read-Rite SMI ("RRSMI"). RRSMI, the Company's joint venture in Japan with Sumitomo Metal Industries, Ltd ("SMI"), was liquidated in fiscal 2001. Scion Photonics, Inc. was established by Read-Rite in September 2000, with Tyco Ventures and Integral Partners investing in Scion preferred stock in October 2000. Intercompany balances and transactions have been eliminated in consolidation.

   Minority interest represents the minority stockholder's proportionate share of the equity in the net assets and in the net income or loss of Scion Photonics, Inc. and RRSMI . The Company owned 50% plus two shares of the voting stock of RRSMI. Read-Rite is a common shareholder of Scion Photonics, Inc., with Tyco Ventures and Integral Partners receiving preferred shares in exchange for their $25 million investment. Scion Photonics has incurred losses since inception. As a common shareholder, Read-Rite has been allocated 100% of the losses incurred by Scion up to the amount of tangible assets contributed, or $2.7 million. Tyco Ventures and Integral Partners, as preferred shareholders, have preferential liquidation rights such that they will receive 100% of their contributed capital before any distribution to common shareholders, and will assume the losses Scion incurs beyond the tangible assets contributed by Read-Rite and any other common shareholders. As Scion's losses have exceeded the tangible assets contributed by Read-Rite, 100% of the losses beyond the tangible assets contributed by the common shareholders have been allocated to minority interest.

   The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September 30. Fiscal years 2001, 2000 and 1999 ended on September 30, October 1 and September 26 respectively. To conform to the Company's fiscal year end, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 was a fifty-three week fiscal year, with an additional week added to the second fiscal quarter ended on April 2, 2000. Fiscal 2001 and fiscal 1999 were fifty-two week fiscal years. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

   Certain amounts in fiscal 2000 and 1999 financial statements have been reclassified to conform to the fiscal 2001 presentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

                             READ-RITE CORPORATION

Revenue Recognition

   The Company recognizes revenue, under the principles of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", when title passes, and provides currently for the estimated costs to rework products that may be returned under warranty claims. The Company does not grant customers the right to return products, except under warranty claims. For direct shipments to customers, the Company recognizes revenue based upon the transfer of title and risk of loss as defined under the shipping terms. The Company also stores inventory in warehouses (JIT hubs) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss upon the customer's acknowledgement of the receipt of the goods. The Company does not recognize revenue on products shipped to subcontractors under arrangements that require the Company to repurchase the goods at a later date.

Earnings Per Share

   Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of stock options and warrants outstanding during the period if such common stock equivalents are dilutive. The effects from the assumed conversion of the convertible debentures are not included in the calculation of diluted earnings or loss per share as the effect would be antidilutive. (See
Note 7 for calculation of net income (loss) per share.)

Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase, to be cash equivalents. Investments with original maturities greater than three months are classified as short-term investments. Cash equivalents consist of money market funds, commercial paper, medium term notes and government agency obligations.

   Under FAS 115, the Company classifies its entire marketable investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income within stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

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

                             READ-RITE CORPORATION

   Inventories consisted of the following at September 30 (in thousands):

                                                   2001    2000
                                                  ------- -------
Raw material..................................... $ 3,137 $ 2,803
Work-in-process..................................  23,826  26,659
Finished goods...................................   8,288   4,737
                                                  ------- -------
   Total inventories............................. $35,251 $34,199
                                                  ======= =======

Property, Plant and Equipment

   Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from one to five years for tooling, equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. The Company evaluates property, plant and equipment in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). In accordance with FAS 121, the carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be permanently impaired. If this review indicates an asset's carrying value is not recoverable, the asset's carrying value is reduced to its estimated fair value.

   Property, plant and equipment, net consisted of the following at September 30 (in thousands):

                                                         2001      2000
                                                       -------- ----------
Land.................................................. $  9,686 $    8,694
Building..............................................   94,125    106,757
Equipment.............................................  778,463    921,470
Furniture and fixtures................................    8,211     12,479
Leasehold improvements................................   85,250     79,763
                                                       -------- ----------
   Property, plant and equipment......................  975,735  1,129,163
Less: Accumulated depreciation........................  707,704    844,110
                                                       -------- ----------
   Total property, plant and equipment, net........... $268,031 $  285,053
                                                       ======== ==========

Research and Development Expenses

   From time to time, the Company has engaged in research and development fully or partially funded by other parties. R&D expenses under such projects were offset as incurred to the extent development funds were provided. No development funding offset R&D expenses in fiscal 2001 or 2000. R&D expenses were offset by development funding of $2.8 million in fiscal 1999.

Derivative Financial Instruments

   At the beginning of fiscal year 2001, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Under the Company's hedging policy, certain contracts may be designated as a cash flow hedge. However, to date, no

                             READ-RITE CORPORATION
contracts have been designated as a cash flow hedge. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

   To protect against the change in value of forecasted foreign currency expenditures resulting from international manufacturing expenses over the next quarter, the Company has a foreign currency hedging program. The Company manages portions of its forecasted expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in value of future foreign currency expenses is offset by losses in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency expenses is offset by gains in the value of the forward contracts.

   Realized and unrealized gains and losses are recorded in interest income and other, net, which also includes remeasurement gains and losses. These amounted to net foreign exchange losses of approximately $1.4 million, $0.4 million and $4.8 million in fiscal 2001, 2000 and 1999, respectively.

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

NOTE 2. FINANCIAL INSTRUMENTS

Cash Equivalents and Short-Term Investments

   The following is a summary of available-for-sale securities at September 30, 2001 (in thousands):

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized
                                          Cost       Gain       Loss    Fair Value
                                        --------- ---------- ---------- ----------
Money Market Funds..................... $ 74,660     $ --       $--      $ 74,660
Commercial Paper.......................    9,363       --        (1)        9,362
Municipal Notes........................   15,350       --        --        15,350
Medium Term Notes......................   11,597      136        --        11,733
                                        --------     ----       ---      --------
   Total available-for-sale securities. $110,970     $136       $(1)     $111,105
                                        ========     ====       ===      ========
Included in cash equivalents...........                                  $ 84,022
Included in short-term investments.....                                    27,083
                                                                         --------
   Total available-for-sale securities.                                  $111,105
                                                                         ========

                             READ-RITE CORPORATION

   At September 30, 2000 all of the Company's available-for-sale securities were held in money market funds with fair market values that approximated cost.

   There were no material gross realized gains or losses in any category of investment during fiscal 2001, 2000 and 1999. The unrealized gain, net of tax, is reported as a component of accumulated other comprehensive income within stockholders' equity.

Fair Value of Financial Instruments

   The Company has determined the following estimated fair value amounts using available market information and appropriate valuation methodologies using current market rates. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Fair values of cash and cash equivalents and short-term investments approximate amortized cost due to the short period of time to maturity. The fair value of other long-term debt approximates the recorded value due to floating interest rates. The fair value of the convertible subordinated notes is determined based on quoted market value.

   Estimated fair values of financial instruments outstanding at September 30 were as follows (in thousands):

                                          2001      2001      2000      2000
                                        -------- ---------- -------- ----------
                                        Carrying Estimated  Carrying Estimated
                                         Amount  Fair Value  Amount  Fair Value
                                        -------- ---------- -------- ----------
Cash and cash equivalents.............. $126,646  $126,646  $ 64,462  $ 64,462
Short-term investments.................   27,083    27,083        --        --
Convertible subordinated notes.........   19,801    13,663   207,312   496,501
Other long-term debt...................   44,440    44,440    65,249    65,249
Foreign Currency Forward Contracts.....      783       783        --        --

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available for sale marketable securities for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented.

   The components of accumulated other comprehensive income; net of related tax is as follows:

                                                  2001 2000
                                                  ---- -----
Foreign currency translation adjustment.......... $ -- $(739)
Unrealized gain (loss) on available-for-sale
  investments, net of tax of $0..................  135    --
                                                  ---- -----
Accumulated other comprehensive income (loss).... $135 $(739)
                                                  ==== =====

NOTE 4. DEBT AND CAPITAL LEASE OBLIGATIONS

Short-Term Borrowing

   Short-term borrowing of $15.1 million as of September 30, 2001 consisted primarily of two six-month unsecured Thai baht denominated loans, each at approximately $4.5 million, at an interest rate of 4.25% and

                             READ-RITE CORPORATION

4.5% respectively. An additional $5.4 million of short-term borrowings represents the portion of convertible notes issued by Scion Photonics, Inc. and purchased by Tyco Ventures and Integral Capital Partners. These notes bear interest at 10% and will be converted to equity at the time the second round of funding is completed.

Long-Term Debt

   Long-term debt consisted of the following at September 30 (in thousands):

                                                             2001     2000
                                                            ------- --------
Convertible subordinated notes due 2004 at 6.5%............ $19,801 $ 19,802
Secured loan due 2005 at LIBOR + 3.5%......................  12,737       --
Convertible subordinated notes due 2004 at 10%.............      --  187,510
Secured term loan due 2001 at ABR Base + 3%................      --   28,750
Secured loans due 2004 at LIBOR + 2.75%....................  14,300   20,000
Secured loan due 2004 at LIBOR + 2%........................   5,000       --
Secured loan due 2003 at LIBOR + 4.5%......................   4,500    7,500
Secured loan due 2004 at SIBOR + 3.5%......................   6,548    8,999
Other......................................................   1,355       --
                                                            ------- --------
Total debt.................................................  64,241  272,561
Less: current portion......................................  15,852   39,849
                                                            ------- --------
Total long-term debt....................................... $48,389 $232,712
                                                            ======= ========

   At September 30, 2001, the future minimum principal payments on long-term debt based on the contractual maturity dates were as follows (in thousands):

2002................................................................. $15,852
2003.................................................................  14,444
2004.................................................................  29,254
2005.................................................................   2,682
2006.................................................................   2,009
                                                                      -------
Total future payments on long-term debt.............................. $64,241
                                                                      =======

Convertible Subordinated Notes

   In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes ("Notes"), due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock. As of September 30, 2001 and 2000, $19.8 million of the Notes were outstanding.

   In March 2000, an exchange offer was completed to exchange 10% convertible subordinated notes ("Notes") due September 2004 for the Company's 6.5% convertible subordinated notes due September 2004.

                             READ-RITE CORPORATION

Note holders of the 6.5% convertible subordinated notes were to be due September 2004 were offered the opportunity to receive $1,000 principal amount of a 10% convertible subordinated notes for each $2,000 principal of 6.5% convertible subordinated notes redeemed. Approximately $325.2 million of the existing 6.5% convertible subordinated notes were exchanged for $162.6 million of new 10% convertible subordinated notes. In addition, the Company sold an additional $61.2 million of the 10% convertible subordinated for cash and payment of fees related to the exchange. The Notes were subordinated in right of payment to all existing and future senior debt of the Company and any existing notes. The Notes could be redeemed at the option of the Company at any time prior to maturity. The Company had an option to elect automatic conversion of the Notes if the stock price averaged 200% of the conversion price for at least 20 trading days during a 30 date trading window. If the automatic conversion occurred on or prior to March 5, 2002, the Company was obligated to pay in cash or stock, at its option, an amount equal to two years of interest less any interest already paid prior to the automatic conversion. The Notes were convertible at any time by the note holder at a conversion rate of
221.72949 shares per $1,000 principal amount of Notes (equivalent to approximately $4.51 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes would have the right to require the Company to purchase all or part of their notes at 105% of the principal amount, plus accrued interest. The repurchase price was payable in cash, common stock or a combination of cash and common stock. On October 19, 2000, the Company completed the automatic conversion of the outstanding 10% subordinated convertible bonds to equity and incurred a $29.3 million debt conversion expense.

Secured Term Loan and Line of Credit

   As of September 30, 2000, the Company had $28.8 million in borrowings under a secured credit facility. During the first quarter of fiscal 2001, the Company repaid the borrowings under the secured loan.

NOTE 5. COMMITMENTS

Purchase Commitments

   Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $38.6 million as of September 30, 2001.

Operating Leases

   The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2010 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other cancelable operating leases was $9.9 million, $9.9 million, and $14.1 million during fiscal years 2001, 2000 and 1999, respectively.

   At September 30, 2001, the future minimum payments under operating leases were as follows (in thousands):

2002................................................................. $ 9,769
2003.................................................................   7,838
2004.................................................................   5,444
2005.................................................................   4,695
2006.................................................................   4,168
After 2006...........................................................   4,013
                                                                      -------
Total future minimum payments on operating leases.................... $35,927
                                                                      =======

                             READ-RITE CORPORATION

NOTE 6. INCOME TAXES

Provision For Income Taxes

   The provision (benefit) for income taxes consists of the following for the years ended September 30 (in thousands):

                                                            2001 2000   1999
                                                            ---- ---- --------
Current:
   Federal................................................. $136 $ -- $(11,086)
   State...................................................   14   --      152
   Foreign.................................................  236   --  (12,709)
                                                            ---- ---- --------
                                                             386   --  (23,643)
                                                            ---- ---- --------
Deferred:
   Federal.................................................   --   --   (1,993)
   State...................................................   --   --     (311)
                                                            ---- ---- --------
                                                              --   --   (2,304)
                                                            ---- ---- --------
Provision (benefit) for income taxes....................... $386 $ -- $(25,947)
                                                            ==== ==== ========

Deferred Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows for the years ended September 30 (in thousands):

                                                              2001      2000
                                                            --------  --------
Deferred tax assets:
   Inventory............................................... $    255     1,062
   Accrued compensation and other benefits.................    4,876     4,635
   Net operating loss carryforwards........................   90,883    69,277
   Charitable contribution carryforwards...................    1,119     1,022
   Investment and intangible valuation.....................    2,523     2,239
   Other...................................................      863       502
                                                            --------  --------
       Total deferred tax assets, gross....................  100,519    78,737
Valuation allowance for deferred tax assets................  (92,586)  (72,626)
                                                            --------  --------
   Total deferred tax assets, net..........................    7,933     6,111
                                                            --------  --------
Deferred tax liabilities:
Basis difference in fixed assets...........................    7,933     6,111
                                                            --------  --------
Total deferred tax liabilities.............................    7,933     6,111
                                                            --------  --------
Total deferred taxes, net.................................. $     --  $     --
                                                            ========  ========

   The Company's valuation allowance for deferred tax assets increased by $20.0 million during fiscal 2001 and decreased by $83.5 million during fiscal 2000. Approximately $37.8 million of the Company's valuation allowance for deferred assets at September 30, 2001 is related to income tax benefits for stock option deductions, which will be credited to stockholders' equity when realized.

                             READ-RITE CORPORATION

Provision for Income Taxes Reconciliation

   The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 30 (in thousands):

                                                    2001      2000       1999
                                                  --------  ---------  --------
Income tax expense (benefit) computed at federal
  statutory rate................................. $  5,397  $(113,876) $(73,528)
Unbenefited loss from majority owned subsidiary..    8,101         --        --
Net foreign earnings subject to taxes at lower
  rates..........................................  (12,473)    (4,538)   (7,651)
Losses for which no current year benefit is
  available......................................       --    113,358    80,026
Reversal of previously provided taxes............       --         --   (24,691)
Other............................................     (639)     5,056      (103)
                                                  --------  ---------  --------
Provision (benefit) for income taxes............. $    386  $      --  $(25,947)
                                                  ========  =========  ========

   Pretax income from foreign operations was approximately $51.1 million during fiscal 2001 and pretax loss from foreign operations was approximately $248.5 million and $165.5 million during fiscal 2000, and 1999, respectively. The Company enjoys tax holidays with respect to its operations in Thailand, which will expire in fiscal 2007 and in the Philippines, which will expire in fiscal 2003. The impact of these holidays increased the net income by approximately $1.6 million ($0.01 basic and diluted net income per share) during fiscal 2001, and decreased the net loss by approximately $4.5 million ($0.08 basic and diluted net loss per share) during fiscal 2000 and $7.7 million ($0.15 basic and diluted net loss per share) during fiscal 1999. At September 30, 2001, accumulated pretax loss of approximately $309.7 million was incurred outside the United States and no federal tax benefit has been provided on these losses. A foreign tax credit of approximately $1.3 million would be available to offset federal tax upon repatriation of future foreign earnings.

   The Company's net operating losses have been primarily incurred in the United States. At September 30, 2001, the Company had a federal net operating loss carryforward of approximately $259.7 million for United States federal tax return purposes, expiring in the following fiscal years (in thousands):

                   Net Operating Loss Expiring in Fiscal Year
                   ------------------ -----------------------
                        $ 35,294         2005 through 2009
                          37,464               2010
                          14,718               2011
                          19,524               2012
                          91,553               2018
                          49,080               2019
                           1,978               2020
                          10,055               2021
                        --------
                        $259,666
                        ========

   Based on the Company's recent history of losses in the United States, the lack of carryback availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

                             READ-RITE CORPORATION

NOTE 7. NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended September 30. Amounts in thousands except per share amounts:

                                                                        2001     2000       1999
                                                                      -------- ---------  ---------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
   Net income (loss)................................................. $ 35,905 $(124,829) $(155,715)
                                                                      ======== =========  =========
Denominator for basic earnings (loss) per share:
   Weighted average number of common shares outstanding during the
     period..........................................................  116,035    55,220     49,352
   Incremental common shares issuable under Company stock option
     plans after applying treasury stock method, net of tax benefits.    2,030        --         --
                                                                      -------- ---------  ---------
Denominator for diluted earnings per share...........................  118,065    55,220     49,352
                                                                      ======== =========  =========
Basic net income (loss) per share.................................... $   0.31 $   (2.26) $   (3.16)
                                                                      ======== =========  =========
Diluted net income (loss) per share.................................. $   0.30 $   (2.26) $   (3.16)
                                                                      ======== =========  =========

   Incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) were not included in fiscal years 2000 and 1999 as the effect would be antidilutive. Incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for fiscal years 2001, 2000 and 1999.

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

Employee Stock Option Plans

   The Company has granted stock options to purchase its common stock to employees under three option plans, the Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 1998 Non-Statutory Stock Option Plan (the "1998 Plan"). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under the plans the Company's

                             READ-RITE CORPORATION

Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Options granted under these plans generally vest over four years and have a ten-year term, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. To improve employee retention, the Company offered several vesting schedules on new grants during fiscal year 2000 ranging from 100% vesting after six months, to 25% vesting per six months of employment. The 1995 Plan was approved by the Company's stockholders in February 1996, with 3,000,000 shares of common stock reserved for issuance thereunder; the 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to canceled options under the 1987 Plan, be rolled over into the 1995 Plan. In February 1998, the 1995 Stock Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 2,250,000 shares, and was further amended in February 2001 to increase the number of shares reserved for issuance by an additional 3,000,000 shares. In July 1998, the 1995 Plan was amended to permit stock option grants to non-employee directors of the Company. As of July 1, 1998, non-employee directors were granted options to purchase 4,000 shares annually. In February 1998, the Company's Board of Directors approved the 1998 Plan and reserved 2,000,000 shares of common stock for issuance thereunder. In October 1999, February 2000, April 2001 and July 2001, the 1998 plan was amended by the Board of Directors to increase the number of shares reserved for issuance by 1,000,000, 3,000,000, 2,000,000 and 3,000,000 shares, respectively.

   Scion also maintains a stock option plan with terms similar to those of the Company's Employee Stock Option Plan. Scion has reserved 55 million shares under the stock option plan for existing and future stock option grants.

Director Stock Option Plan

   In May 1991, the Company's Board of Directors approved a Director Option Plan (the "Director Plan") and reserved 150,000 shares of common stock for issuance pursuant to the Director Plan. In February 1998, the Director Plan was amended by the Company's stockholders to increase the number of shares reserved for issuance by an additional 150,000 shares. The Director Plan provides for the granting of stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board and on each date of re-election thereafter, each non-employee director automatically receives an option to purchase 6,000 shares of the Company's common stock at an exercise price equal to fair market value on the date of grant. Options granted under the Director Plan vest immediately. Non-employee directors of the Company may also choose to receive stock options in lieu of cash compensation for their retainer. Shares are fully vested on the date of grant. The Director Plan was established for a ten-year period and expired in fiscal 2001. As of September 30, 2001, 203,653 options had been granted and were outstanding under the Plan.

                             READ-RITE CORPORATION

Stock Option Activity

   Stock option activity under the Read-Rite employee and director option plans was as follows:

                                                   Options Outstanding
                                             -------------------------------
                                             Weighted
                                             Average   Number of  Available
                                             Exercise   Shares    for Future
                                              Price   Outstanding   Grant
                                             -------- ----------- ----------
Balance at September 30, 1998...............  $ 9.62   7,770,304   4,769,587
   Granted..................................  $ 7.79   2,601,424  (2,601,424)
   Exercised................................  $ 9.15    (205,793)         --
   Canceled.................................  $10.85  (1,237,245)  1,235,548
                                                      ----------  ----------
Balance at September 30, 1999...............  $ 8.90   8,928,690   3,403,711
   Additional shares reserved...............      --          --   4,000,000
   Granted..................................  $ 3.60   8,872,043  (8,872,043)
   Exercised................................  $ 6.50    (269,254)         --
   Canceled.................................  $ 6.35  (3,288,173)  3,288,173
                                                      ----------  ----------
Balance at September 30, 2000...............  $ 6.23  14,243,306   1,819,841
   Additional shares reserved...............      --          --   8,000,000
   Granted..................................  $ 5.53   4,596,580  (4,596,580)
   Exercised................................  $ 4.23    (863,599)         --
   Canceled.................................  $ 6.20  (1,257,323)  1,170,071
                                                      ----------  ----------
Balance at September 30, 2001...............  $ 6.13  16,718,964   6,393,332
                                                      ==========  ==========

   At September 30, 2001, 2000 and 1999, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 8,425,924, 5,647,227, and 3,898,688 shares, respectively.

   In fiscal 1991, the Company granted to Cyril Yansouni an option, independent of an option plan, to purchase 1,188,037 shares of common stock at $0.33 per share. As of September 30, 2001, all options had been exercised.

   In fiscal 2001, the Board of Directors of Scion established a 2000 Stock Option Plan. Stock options have been granted to employees of Read-Rite Corporation and Scion. As of September 30, 2001, 55.0 million shares have been reserved under the Plan, with 45.6 million shares granted, at $0.05 per share, during fiscal 2001.

Stock Options Outstanding and Stock Options Exercisable

   The following table summarizes information about Read-Rite options outstanding at September 30, 2001:

                      Options Outstanding       Options Exercisable
                ------------------------------- -------------------
                            Weighted
                             Average   Weighted            Weighted
                           Contractual Average             Average
   Range of     Number of     Life     Exercise Number of  Exercise
Exercise Prices  Shares    (in Years)   Price    Shares     Price
--------------- ---------- ----------- -------- ---------  --------
 $1.19-$ 3.63    6,966,035     8.6      $3.27   3,055,721   $3.31
 $3.78-$ 7.44    3,824,047     9.1      $5.85     511,411   $6.59
 $7.56-$37.13    5,928,882     5.6      $9.68   4,858,792   $9.82
                ----------    ----      -----   ---------   -----
                16,718,964    7.64      $6.13   8,425,924   $7.26
                ==========    ====      =====   =========   =====

                             READ-RITE CORPORATION

Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. In February 1999, stockholders approved an additional reserve of 2,000,000 shares to the Purchase Plan, and restricted the number of shares issued in each six month offering period to a maximum of 250,000 shares, with the exception of the 10/1/98-4/30/99 offering period, (a seven month offering period) which was capped at 350,000 shares. Offering periods effective May 1, 1999 have a six-month duration commencing on May 1 and November 1 of each year. The Board of Directors has reserved a total of 3,500,000 shares under this Purchase Plan and, at September 30, 2001, there were 654,652 shares available for purchase.

401(k) Retirement Plan

   The Company sponsors a 401(k) retirement plan (the "401(k) Plan") under which eligible U.S. employees may contribute, on a pre-tax basis, a portion of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a "stock match" program pursuant to which the Company contributes shares of the Company's Common Stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in Common Stock, or (ii) 100 shares of Common Stock per participant per year. 25% of the shares contributed to each employee's account vests immediately, and the balance vests 25% for each year of service to the Company, with full credit given for prior service. In October, 2001, the Board increased the number of shares, per participant per year, from 100 to 300 effective October 1, 2001. In addition, shares will immediately vest effective January 1, 2002. The Board of Directors has reserved 1,400,000 shares under the 401(k) Plan and, at September 30, 2001, there were 300,962 shares available for issuance.

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

                                                   2001     2000       1999
                                                  ------- ---------  ---------
Pro forma net income (loss)...................... $22,502 $(135,903) $(171,815)
Pro forma basic earnings (loss) per share........ $  0.19 $   (2.46) $   (3.49)
Pro forma diluted earnings (loss) per share...... $  0.19 $   (2.46) $   (3.49)

   The fair value of each option grant and issuance under the stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 2001, 2000 and 1999:

                                                    2001      2000      1999
                                                  --------- --------- ---------
Dividend yield...................................      None      None      None
Expected volatility..............................      1.48      0.94      0.75
Risk free interest rate..........................      3.8%      5.8%      6.0%
Expected lives--stock options granted............ 2.9 years 2.2 years 3.1 years
Expected lives--employee stock purchase plan..... 0.5 years 0.5 years 0.5 years

                             READ-RITE CORPORATION

   The weighted average exercise price and weighted average fair value of stock options granted and shares granted under the Company's Employee Stock Purchase Plan are as follows:

                                                            2001  2000  1999
                                                            ----- ----- -----
Weighted average exercise price--stock options granted..... $5.53 $3.60 $7.81
Weighted average fair value--stock options granted......... $4.24 $1.92 $5.27
Weighted average exercise price--employee stock purchase
  plan..................................................... $3.62 $2.94 $5.81
Weighted average fair value--employee stock purchase plan.. $2.72 $1.70 $3.28

Warrants
   In connection with a private placement of common stock in fiscal 2000, the Company issued warrants for the purchase of 2,857,142 shares of its common stock at an exercise price of $7.375 per share. The warrants were exercisable at any time prior to September 1, 2001. The warrants expired unexercised.

NOTE 9. RESTRUCTURING COSTS

Fiscal Year 2000

   During the second and third quarters of fiscal 2000, the Company recorded total restructuring charges of $130.1 million. Due primarily to greater proceeds from the sale of assets and lower severance payments than anticipated, the Company revised its estimate for restructuring costs to approximately $120.8 million in the fourth fiscal quarter. With continued productivity improvements and more efficient capacity utilization at the Company's Fremont wafer fab, the Company's efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI ("RRSMI"), with Sumitomo Metals Industries, Ltd. ("SMI") in Japan. The Company established a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products designed and manufactured in Japan was completed by the fourth quarter of fiscal 2000.

   In addition, the Company closed its Philippine head stack operations, bringing all head gimbal assembly and head stack operations into the Company's Thailand facility. This action lowered the Company's fixed costs and provided a faster response to customer changes through improvement in manufacturing cycle time. The Company's tape head operations remain in the Philippines.

   The following table reflects the total restructuring charge in fiscal 2000 (amount in thousands):

                                        Facilities
                                           and                  Lease
                                        Equipment  Severance Commitments Other    Total
                                        ---------- --------- ----------- -----  ---------
Restructuring Charge................... $ 113,567   $ 8,511    $ 7,055   $ 986  $ 130,119
Write off and write downs..............  (106,481)       --         --    (120)  (106,601)
Cash charges/adjustments...............      (950)   (6,185)    (7,055)    737    (13,453)
Change in estimate.....................    (6,136)   (2,326)              (864)    (9,326)
                                        ---------   -------    -------   -----  ---------
Reserve balance, September 30, 2000....        --        --         --     739        739
                                        ---------   -------    -------   -----  ---------
Settlement of accumulated translation
  loss upon final liquidation of RRSMI.        --        --         --    (739)      (739)
                                        ---------   -------    -------   -----  ---------
Reserve balance, September 30, 2001.... $      --   $    --    $    --   $  --  $      --
                                        =========   =======    =======   =====  =========

                             READ-RITE CORPORATION

   Total restructuring charge of $120.8 million was comprised of $107.4 million for the write-off and disposition of equipment utilized in Japan and the Philippines, $7.1 million for future lease commitments in Japan, $6.2 million severance in Japan and the Philippines, and a net gain of $0.1 million for other expenses associated with the restructuring in Japan and the Philippines. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified. Approximately 3,700 employees and 100 contractors were terminated. Of the 3,800 terminations, approximately 200 and 3,400 were engaged in manufacturing activities in Japan and the Philippines, respectively. The net effect, after minority interest, for the total restructuring charge was $88.6 million, of which $32.2 million is related to the dissolution of RRSMI.

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

   The following table reflects the 1999 restructuring charge (amount in thousands):

                                        Facilities
                                           and                  Lease
                                        Equipment  Severance Commitments Other   Total
                                        ---------- --------- ----------- -----  --------
Restructuring Charge...................  $ 29,732   $ 4,451    $ 3,104   $ 398  $ 37,685
Write-Off and Write-Downs..............   (29,732)       --         --      --   (29,732)
Cash Charges...........................        --    (4,451)    (3,013)    (52)   (7,516)
                                         --------   -------    -------   -----  --------
Reserve Balances, September 30, 1999...        --        --         91     346       437
Change in Reserve Estimate.............        --        --        331    (331)       --
Cash Charges...........................        --        --       (422)    (15)     (437)
                                         --------   -------    -------   -----  --------
Reserve Balances, September 30, 2000...  $     --   $    --    $    --   $  --  $     --
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

                             READ-RITE CORPORATION

NOTE 10. SPECIAL CHARGES

   In fiscal 2001, the Company incurred a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company's slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to the Company's facility in Thailand.

   In fiscal 2000, the Company wrote-off $8.1 million of excess or obsolete inventories as part of the closure of the Company's wafer fab in Japan and the closure of head stack assembly operations in the Philippines and the relocation of those operations to Thailand. Factory efficiency improvements made the closure and consolidation of the Company's wafer fab and assembly operations necessary to align the Company's cost structure with current industry conditions.

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

   Principal customers for years ended September 30 were as follows (as a percentage of net sales):

                                                               2001 2000 1999
                                                               ---- ---- ----
   Maxtor.....................................................  41%  40%  37%
   Western Digital............................................  36%  20%  32%
   Samsung....................................................  16%  19%  19%
   Quantum....................................................   4%  12%  --%
   All Others.................................................   3%   9%  12%
                                                               ---  ---  ---
                                                               100% 100% 100%
                                                               ===  ===  ===

   In April 2001 Quantum's hard disk drive operations merged with Maxtor and are no longer reported separately for fiscal 2001.

   The Company places its cash equivalents and short-term investments in investment grade; short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

NOTE 13. SEGMENT AND GEOGRAPHICAL INFORMATION

   The Company operates and tracks its results in two operating segments, the magnetic head segment and fiber optic components segment. The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. The Company also is the majority owner of Scion Photonics, Inc. which designs and manufactures high performance optical components. The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations. The Company does not allocate assets or depreciation by operating segment.

   Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

   Net sales to customers by operating segments were as follows (amount in thousands):

                                                       For the years ended
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  -------- --------
 Magnetic heads................................... $710,395  $555,860 $716,460
 Fiber optics.....................................    4,507        --       --
 Less intercompany fiber optic sales..............   (2,002)       --       --
                                                   --------  -------- --------
 Total net sales.................................. $712,900  $555,860 $716,460
                                                   ========  ======== ========

                             READ-RITE CORPORATION

   Profit/loss from unaffiliated customers by operating segments were as follows (amount in thousands):

                                                  For the years ended
                                            ------------------------------
                                              2001      2000       1999
                                            --------  ---------  ---------
    Magnetic heads......................... $ 39,055  $(124,350) $(155,715)
    Fiber optics...........................  (24,046)      (479)        --
    Adjustment for minority interest.......   20,896         --         --
                                            --------  ---------  ---------
    Total net income....................... $ 35,905  $(124,829) $(155,715)
                                            ========  =========  =========

   Net sales to unaffiliated customers by country were as follows (amount in thousands):

                                                  For the years ended
                                               --------------------------
                                                 2001     2000     1999
                                               -------- -------- --------
       Singapore.............................. $213,035 $163,916 $312,764
       India..................................  140,905   45,381        1
       Korea..................................  111,110   95,355  129,074
       Malaysia...............................   70,997   74,015  182,230
       Hong Kong..............................   79,670   85,937   27,066
       Others.................................   97,183   91,256   65,325
                                               -------- -------- --------
       Total net sales........................ $712,900 $555,860 $716,460
                                               ======== ======== ========

   Net long-lived assets by country were as follows (amount in thousands):

                                                       For the years ended
                                                       -------------------
                                                         2001      2000
                                                       --------  --------
     United States.................................... $153,030  $144,125
     Thailand.........................................   96,632   122,107
     Philippines......................................   18,183    18,578
     Japan............................................       94       136
     Others...........................................       92       107
                                                       --------  --------
     Total long-lived assets.......................... $268,031  $285,053
                                                       ========  ========

   Scion's long-lived assets totaled $21.7 million at the end of fiscal year 2001, and were located in the United States.

                             READ-RITE CORPORATION

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table summarizes the Company's quarterly results of operations for the years ended September 30 (in thousands, except per share data):

                                         First     Second     Third    Fourth
                                        Quarter    Quarter   Quarter   Quarter
                                        --------  ---------  --------  --------
2001(1)
Net sales.............................. $189,956  $ 193,277  $175,204  $154,463
Gross margin........................... $ 38,233  $  28,569  $ 24,610  $ 26,053
Net income............................. $ 12,500  $   6,130  $  9,744  $  7,532
Basic net income per share............. $   0.12  $    0.05  $   0.08  $   0.06
Diluted net income per share........... $   0.11  $    0.05  $   0.08  $   0.06

2000(2)(3)(4)
Net sales.............................. $114,492  $ 154,487  $140,904  $145,977
Gross margin........................... $(31,127) $ (22,431) $(15,679) $  8,183
(Loss) before extraordinary item....... $(57,475) $(133,012) $(50,512) $(42,463)
Basic (loss) per share before
  extraordinary item................... $  (1.15) $   (2.65) $  (0.88) $  (0.66)
Diluted (loss) per share before
  extraordinary item................... $  (1.15) $   (2.65) $  (0.88) $  (0.66)
Net income (loss)...................... $(57,475) $  25,708  $(50,512) $(42,549)
Basic net income (loss) per share...... $  (1.15) $    0.51  $  (0.88) $  (0.66)
Diluted net income (loss) per share.... $  (1.15) $    0.51  $  (0.88) $  (0.66)

--------
(1) The second quarter includes a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company's slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to Thailand.

(2) The second quarter results include an extraordinary gain of approximately $158.7 million, partially offset by debt conversion expenses of approximately $29.3 million, as a result of the exchange offer of its 6.5% convertible notes for 10% convertible notes. Also, the second quarter results include a restructuring charge of approximately $122.1 million, primarily for the write-down of equipment and severance payments associated with the closure of its joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. In addition, the second quarter results include a special charge of approximately $4.2 million of excess and obsolete inventories as part of the above closures. See Note 4 and Note 9.

(3) The third quarter results include a restructuring charge of approximately $8.0 million, primarily for the write-down of equipment and severance payments associated with the closure of its joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. In addition, the third quarter results include a special charge of approximately $3.9 million of excess and obsolete inventories as part of the above closures.

(4) The fourth quarter results include a reversal of excess restructuring charges of approximately $9.3 million, primarily for the change in estimate of the cost for the write-down of equipment and severance payments associated with the closure of its joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

   We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 30, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
October 25, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III

   Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 28, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   (a) Executive Officers--See the section entitled "Executive Officers" in
       Part I, Item 1 hereof, which is incorporated by reference into this Item.

   (b) Directors--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) (1) Financial Statements

   The following consolidated financial statements of the Company for the fiscal year ended September 30, 2001 are included herewith:

   Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Auditors

       (2) Supplemental Schedules

   Schedule II--Valuation and Qualifying Accounts

   All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

       (3) Exhibits

 Exhibit
 Number                                       Description of Document
 ------                                       -----------------------
 3.1      Restated Certificate of Incorporation, as amended
 3.2      Bylaws, as amended
 4.2(1)   Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991
 4.3(11)  Shareholder Rights Plan dated March 3, 1997 between the Company and Chase Mellon Shareholder
          Services, L.L.C.
 4.4(14)  Supplemental Trust Indenture between the company and State Street Bank and Trust Company of
          California, N.A. as Trustee for the 6 1/2% Convertible Subordinated Notes due September 1, 2004
          dated August 15, 1997.
 4.5(20)  Supplemental Indenture between the Company and NorWest Bank Minnesota, N.A., as exchange note trustee for the 10% Convertible Subordinated Notes due September 1, 2004.
10.1(1)   Form of Indemnification Agreement
10.2(3)*  Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(15)* Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
10.4(9)*  Amended and Restated 401(k) Retirement Savings Plan and Summary Plan Description
10.5(12)* Employee Stock Purchase Plan (as amended and restated July 22, 1997)
10.6(1)*  Stock Option Agreement dated February 4, 1991 between the Company and Cyril J. Yansouni, as amended May 16, 1991
10.9(5)   Joint Venture Agreement dated as of June 14, 1991 between the Company and Sumitomo Metal
          Industries, Ltd. ("Sumitomo")
10.10(4)  First Addendum dated as of December 14, 1993 to Joint Venture Agreement dated as of June 14,
          1991 between the Company and Sumitomo (See Exhibit 10.11)
10.11(1)  License Agreement between the Company and Read-Rite SMI Corporation ("Read-Rite SMI") dated
          July 18, 1991
10.12(1)  Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991
10.13(1)  Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991
10.14(4)  First Addendum dated as of December 14, 1993 to the License and Distribution Agreements between the Company and Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
10.15(1)  Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18,
          1991
10.16(2)  Lease Agreement between Read-Rite SMI and Sumitomo
10.20(1)  License Agreement between International Business Machines Corporation and the Company dated as of October 1, 1986

  Exhibit
  Number                                        Description of Document
  ------                                        -----------------------
10.21(3)    License Agreement dated September 14, 1993 between the Company and Kyushu Matsushita
            Electric Co., Ltd. (Confidential treatment requested for certain portions of this exhibit)
10.22(6)    Cross-License Agreement dated December 31, 1994 between the Company and Seagate
            Technology Inc.
10.27(2)    Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa
            Investments Corporation and the Company
10.35(7)    Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries,
            Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
10.36(7)    Agreement and Second Addendum to License Agreement and Distribution Agreements between the Company, Sumitomo Metal Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and Read-Rite
            SMI (Thailand) Co., Ltd.
10.41(17)*  1995 Stock Option Plan (as amended and restated July 1, 1998) and form of Stock Option Agreement
10.42(8)*   Years of Service Plan
10.47(10)*  Executive Quarterly Variable Compensation Plan
10.48(10)*  Read-Rite Corporation Super Bonus Plan
10.49(12)*  Severance Plans
10.50(12)*  Fourth and Fifth Amendments to Read-Rite Corporation's 401 (k) Plan
10.51(12)   Amended and Restated License Agreement Between Read-Rite Corporation and Sumitomo Metal
            Industries, Ltd.
10.52(12)   Second Addendum to Joint Venture Agreement between Read-Rite Corporation and Sumitomo
            Metal Industries, Ltd.
10.53(13)** License Agreement, date as of January 1, 1997, between the Read-Rite Corporation and
            International Business Machines Corporation
10.54(15)   Revolving Loan and Term Loan Agreement between Read-Rite Corporation as Borrower and
            Financial Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated
            October 2, 1997
10.55(16)   First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.56(17)   Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.57(17)*  1998 Stock Plan and form of Stock Option Agreement
10.58(17)*  Sixth Amendment to Read-Rite Corporation's 401(k) Plan
10.59(18)   Third Amendment, dated September 27, 1999, to Credit Agreement between Read-Rite
            Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.60(18)   Fourth Amendment, dated December 29, 1999, to Credit Agreement between Read-Rite
            Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.61(19)   Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.62(21)   Sixth Amendment, dated May 25, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.63(21)   Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997

 Exhibit
 Number                                       Description of Document
 ------                                       -----------------------
10.64(21) Eighth Amendment, dated September 15, 2000, to Credit Agreement between Read-Rite
          Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.65(22) Scion Photonics, Inc. Preferred Stock Purchase Agreement
10.66(22) Scion Photonics, Inc. 2000 Stock Option Plan
21.1      List of Subsidiaries
23.1      Consent of Ernst & Young LLP, Independent Auditors
24.1(15)  Power of Attorney

--------
   * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

  ** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.


 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-53900), effective November 17, 1992.

 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal quarter ended September 30, 1994.

 (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

 (8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated April 25, 1996.

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(11) Incorporated by reference from the Company's Registration Statement on Form 8-A12G (dated March 7, 1997).

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(14) Incorporated by reference from the Company's Form 8-K dated September 2, 1997.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

(20) Incorporated by reference from the Company's Registration Statement of Form S-3 dated February 7, 2000.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

(c) Exhibits

   See subsection (a) (3) above.

(d) Financial Statement Schedules

   See subsection (a) (1) and (2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 30th day of November, 2001.

                                          READ-RITE CORPORATION

                                                      /S/ ALAN S. LOWE
                                          By: _________________________________
                                                Alan S. Lowe, President and
                                                  Chief Executive Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                       Title                      Date
       ---------                       -----                      ----

 /S/ CYRIL J. YANSOUNI   Chairman of the Board of Directors November 30, 2001
------------------------
   Cyril J. Yansouni

    /S/ ALAN S. LOWE     President and Chief Executive      November 30, 2001
------------------------   Officer (Principal Executive
      Alan S. Lowe         Officer) and Director

 /S/ JOHN T. KURTZWEIL   Senior Vice President and Chief    November 30, 2001
------------------------   Financial Officer (Principal
   John T. Kurtzweil       Financial and Accounting
                           Officer)

  /S/ WILLIAM J. ALMON   Director                           November 30, 2001
------------------------
    William J. Almon

/S/ MICHAEL L. HACKWORTH Director                           November 30, 2001
------------------------
  Michael L. Hackworth

/S/ MATTHEW J. O'ROURKE  Director                           November 30, 2001
------------------------
  Matthew J. O'Rourke

/S/ DR. ROBERT M. WHITE  Director                           November 30, 2001
------------------------
  Dr. Robert M. White

                                                                    SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                                   Cash and   Uncollectable
                                         Balance At     Charged    Non Cash    Receivable   Balance At
                                        Beginning Of (Credited) To  Charges   Written Off/    End Of
                                           Period      Expenses    And Other     Others       Period
                                        ------------ ------------- ---------  ------------- ----------
September 30, 2001
   Allowance for doubtful accounts.....    $1,826        $  --      $   --        $(105)      $1,931

September 30, 2000
   Allowance for doubtful accounts.....    $2,594        $(691)     $   --        $  77       $1,826

September 30, 1999
   Allowance for doubtful accounts.....    $5,637        $  --      $3,043(1)     $  --       $2,594

--------
(1) Reclassed to other liabilities

 Exhibit
 Number                                        Description of Document
 ------                                        -----------------------
 3.1       Restated Certificate of Incorporation, as amended
 3.2       Bylaws, as amended
 4.2(1)    Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991
 4.3(11)   Shareholder Rights Plan dated March 3, 1997 between the Company and Chase Mellon Shareholder
           Services, L.L.C.
 4.4(14)   Supplemental Trust Indenture between the company and State Street Bank and Trust Company of
           California, N.A. as Trustee for the 6 1/2% Convertible Subordinated Notes due September 1, 2004
           dated August 15, 1997
 4.5(20)   Supplemental Indenture between the Company and NorWest Bank Minnesota, N.A., as exchange note trustee for the 10% Convertible Subordinated Notes due September 1, 2004.
10.1(1)    Form of Indemnification Agreement
10.2(3)*   Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(15)*  Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
10.4(9)*   Amended and Restated 401(k) Retirement Savings Plan and Summary Plan Description
10.5(12)*  Employee Stock Purchase Plan (as amended and restated July 22, 1997)
10.6(1)*   Stock Option Agreement dated February 4, 1991 between the Company and Cyril J. Yansouni, as amended May 16, 1991
10.9(5)    Joint Venture Agreement dated as of June 14, 1991 between the Company and Sumitomo Metal
           Industries, Ltd. ("Sumitomo")
10.10(4)   First Addendum dated as of December 14, 1993 to Joint Venture Agreement dated as of June 14,
           1991 between the Company and Sumitomo (See Exhibit 10.11)
10.11(1)   License Agreement between the Company and Read-Rite SMI Corporation ("Read-Rite SMI")
           dated July 18, 1991
10.12(1)   Distribution Agreement between the Company and Read-Rite SMI dated July 18, 1991
10.13(1)   Distribution Agreement between Read-Rite SMI and the Company dated July 18, 1991
10.14(4)   First Addendum dated as of December 14, 1993 to the License and Distribution Agreements
           between the Company and Read-Rite SMI (See Exhibits 10.13, 10.14 and 10.15)
10.15(1)   Confidentiality Agreement between the Company, Read-Rite SMI and Sumitomo dated July 18,
           1991
10.16(2)   Lease Agreement between Read-Rite SMI and Sumitomo
10.20(1)   License Agreement between International Business Machines Corporation and the Company dated as of October 1, 1986
10.21(3)   License Agreement dated September 14, 1993 between the Company and Kyushu Matsushita
           Electric Co., Ltd. (Confidential treatment requested for certain portions of this exhibit)
10.22(6)   Cross-License Agreement dated December 31, 1994 between the Company and Seagate
           Technology Inc.
10.27(2)   Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa
           Investments Corporation and the Company
10.35(7)   Agreement dated as of November 1, 1995 between the Company and Sumitomo Metal Industries,
           Ltd. regarding the formation of Read-Rite SMI (Thailand) Co., Ltd.
10.36(7)   Agreement and Second Addendum to License Agreement and Distribution Agreements between the
           Company, Sumitomo Metal Industries, Ltd., Read-Rite SMI Kabushiki Kaisha and Read-Rite SMI
           (Thailand) Co., Ltd.
10.41(17)* 1995 Stock Option Plan (as amended and restated July 1, 1998) and form of Stock Option Agreement
10.42(8)*  Years of Service Plan
10.47(10)* Executive Quarterly Variable Compensation Plan
10.48(10)* Read-Rite Corporation Super Bonus Plan

  Exhibit
  Number                                       Description of Document
  ------                                       -----------------------
10.49(12)*  Severance Plans
10.50(12)*  Fourth and Fifth Amendments to Read-Rite Corporation's 401 (k) Plan
10.51(12)   Amended and Restated License Agreement Between Read-Rite Corporation and Sumitomo Metal
            Industries, Ltd.
10.52(12)   Second Addendum to Joint Venture Agreement between Read-Rite Corporation and Sumitomo
            Metal Industries, Ltd.
10.53(13)** License Agreement, date as of January 1, 1997, between the Read-Rite Corporation and
            International Business Machines Corporation
10.54(15)   Revolving Loan and Term Loan Agreement between Read-Rite Corporation as Borrower and
            Financial Institutions as Banks and Canadian Imperial Bank of Commerce as Agent, dated
            October 2, 1997
10.55(16)   First Amendment, dated February 5, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.56(17)   Second Amendment, dated August 10, 1998, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.57(17)*  1998 Stock Plan and form of Stock Option Agreement
10.58(17)*  Sixth Amendment to Read-Rite Corporation's 401(k) Plan
10.59(18)   Third Amendment, dated September 27, 1999, to Credit Agreement between Read-Rite
            Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.60(18)   Fourth Amendment, dated December 29, 1999, to Credit Agreement between Read-Rite
            Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.61(19)   Fifth Amendment, dated January 28, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.62(21)   Sixth Amendment, dated May 25, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.63(21)   Seventh Amendment, dated July 26, 2000, to Credit Agreement between Read-Rite Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.64(21)   Eighth Amendment, dated September 15, 2000, to Credit Agreement between Read-Rite
            Corporation, the financial institutions named therein, and Canadian Imperial Bank of Commerce as agent and designated issuer, dated October 2, 1997
10.65(22)   Scion Photonics, Inc. Preferred Stock Purchase Agreement
10.66(22)   Scion Photonics, Inc. 2000 Stock Option Plan
21.1        List of Subsidiaries
23.1        Consent of Ernst & Young LLP, Independent Auditors
24.1(15)    Power of Attorney

--------
   * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

  ** Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.

 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-53900), effective November 17, 1992.

 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993.

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal quarter ended September 30, 1994.

 (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

 (8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated April 25, 1996.

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(11) Incorporated by reference from the Company's Registration Statement on Form 8-A12G (dated March 7, 1997).

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(14) Incorporated by reference from the Company's Form 8-K dated September 2, 1997.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

(20) Incorporated by reference from the Company's Registration Statement of Form S-3 dated February 7, 2000.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

(c) Exhibits

   See subsection (a) (3) above.

(d) Financial Statement Schedules

   See subsection (a) (1) and (2) above.