Form 10-Q
period 2001-12-30
READ RITE CORP /DE/
filed 2002-02-13
CIK 819480

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                                 Yes [X] No [_]

On February 3, 2002, 120,413,342 shares of the registrant's common stock were issued and outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except for per share data)


                                                 December 30,    September 30,
                                                     2001            2001
                                                 ------------    ------------
                                                  (unaudited)         (a)
ASSETS
Current assets:
     Cash and cash equivalents                   $     73,288    $    126,646
     Short-term investments                            63,737          27,083
     Accounts receivable, net                          57,665          65,496
     Inventories                                       36,774          35,251
     Prepaid expenses and other current assets          7,333           7,463
                                                 ------------    ------------
         Total current assets                         238,797         261,939

Property, plant and equipment, net                    261,890         268,031
Intangible and other assets                             8,506           7,397
                                                 ------------    ------------
         TOTAL ASSETS                            $    509,193    $    537,367
                                                 ============    ============

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                            $     54,023    $     69,353
     Accrued compensation and benefits                 12,624          25,208
     Other accrued liabilities                         21,854          26,169
     Short-term borrowings                             13,936          15,142
     Current portion of long-term debt                 15,944          15,852
                                                 ------------    ------------
         Total current liabilities                    118,381         151,724

Convertible subordinated notes                         19,151          19,801
Other long-term debt                                   26,440          28,588
Other long-term liabilities                             4,724           4,785
                                                 ------------    ------------
         Total liabilities                            168,696         204,898

Minority interest in consolidated subsidiary           14,054           4,791

Stockholders' equity:
     Preferred stock, $0.0001 par value                    --              --
     Common stock, $0.0001 par value                       12              12
     Additional paid-in capital                       704,055         700,763
     Accumulated deficit                             (377,724)       (373,232)
     Accumulated other comprehensive income               100             135
                                                 ------------    ------------
         Total stockholders' equity                   326,443         327,678
                                                 ------------    ------------

TOTAL LIABILITIES, MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARY AND
     STOCKHOLDERS' EQUITY                        $    509,193    $    537,367
                                                 ============    ============


(a) The information in this column was derived from the Company's audited consolidated balance sheet included on Form 10-K as of September 30, 2001.

   See accompanying notes to the consolidated condensed financial statements.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                December 30,    December 31,
                                                    2001            2000
                                                ------------    ------------

Net sales                                       $    136,899    $    189,956
Cost of sales                                        114,511         151,723
                                                ------------    ------------

     Gross margin                                     22,388          38,233

Operating expenses:
     Research and development                         17,938          14,644
     Selling, general and administrative               7,627           7,767
                                                ------------    ------------

     Total operating expenses                         25,565          22,411
                                                ------------    ------------

     Operating income (loss)                          (3,177)         15,822

Interest expense                                       1,262           2,659

Interest income and other, net                         2,194            (350)
                                                ------------    ------------

     Income (loss) before income taxes
       and minority interest                          (2,245)         12,813

Provision for income taxes                                48             291

Minority interest in net loss of consolidated
     subsidiary                                       (2,199)            (22)
                                                ------------    ------------

     Net income (loss)                          $     (4,492)   $     12,500
                                                ============    ============

Earnings (loss) per share
     Basic                                      $      (0.04)   $       0.12
                                                ============    ============
     Diluted                                    $      (0.04)   $       0.11
                                                ============    ============

Shares used in per share computations
     Basic                                           119,414         107,919
     Diluted                                         119,414         110,102

     See accompanying notes to the consolidated condensed financial statements.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Three Months Ended
                                                                   -----------------------------
                                                                   December 30,    December 31,
                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                  $     (4,492)   $     12,500
Adjustments to reconcile net income (loss) to cash
      provided by operations:
        Depreciation and amortization                                    23,852          33,387
        Minority interest in net loss of consolidated subsidiary          2,199              22
        Other non-cash expenses                                            (402)         (1,202)
Changes in assets and liabilities:
      Accounts receivable                                                 7,831           3,809
      Inventories                                                        (1,523)        (15,373)
      Accounts payable and accrued liabilities                          (31,950)         15,410
      Other assets and liabilities, net                                  (1,420)         (2,456)
                                                                   ------------    ------------

Net cash provided by (used in) operating activities                      (5,905)         46,097
                                                                   ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                              (17,270)        (26,627)
      Maturities of available-for-sale investments                       40,629          17,300
      Purchase of available-for-sale investments                        (77,283)        (36,681)
                                                                   ------------    ------------

Net cash used in investing activities                                   (53,924)        (46,008)
                                                                   ------------    ------------

Cash flows from financing activities
      Payment of long-term debt                                          (2,056)        (29,339)
      Proceeds from short-term borrowings                                 5,709           4,843
      Proceeds from issuance of common stock, net                         2,818          46,137
      Payment to joint venture partner upon final dissolution
        of RRSMI                                                             --          (6,940)
                                                                   ------------    ------------

Net cash provided by financing activities                                 6,471          14,701
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (53,358)         14,790
Cash and cash equivalents
      Beginning of period                                               126,646          64,462
                                                                   ------------    ------------

      End of period                                                $     73,288    $     79,252
                                                                   ============    ============

Supplemental disclosures of non-cash activities
      Conversion of debt and accrued interest to common stock      $        465    $    213,352

   See accompanying notes to the consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

Read-Rite Corporation ("Read-Rite" or the "Company") maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September
30. The first quarters of fiscal 2002 and 2001 ended on December 30, 2001 and December 31, 2000, respectively.

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on September 29, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements included herein should be read in conjunction with the Company's audited financial statements included in its 2001 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product (whether newly introduced products or products approaching end of life), and the impact of competitors' product announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of new products by competitors, technology obsolescence or fluctuations in demand for the Company's products.

Inventories consisted of the following (in thousands):

                                  December 30,   September 30,
                                      2001           2001
                                  ------------   -------------

                Raw materials     $      3,813   $       3,137
                Work-in-process         24,804          23,826
                Finished goods           8,157           8,288
                                  ------------   -------------

                                  $     36,774   $      35,251
                                  ============   =============

NOTE 3.  CALCULATION OF EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and includes the incremental shares issuable upon the assumed exercise of stock options and other potentially dilutive securities. The number of incremental shares from stock options and other dilutive securities is calculated by applying the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share:

                                                       Three months ended,
                                                  ------------------------------
                                                  December 30,      December 31,
                                                     2001               2000
                                                  ------------      ------------
                                                 (in thousands, except per share
                                                             amounts)
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
     Net income (loss)                            $     (4,492)     $     12,500

Denominator
     Weighted average number of common shares
       outstanding during the period                   119,414           107,919
                                                  ------------      ------------

Basic net income (loss) per share                 $      (0.04)     $       0.12
                                                  ============      ============

DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION

Numerator
     Net income (loss)                            $     (4,492)     $     12,500

Denominator
     Weighted average number of common shares
       outstanding during the period                   119,414           107,919
     Incremental common shares
     issuable:
       Company stock option plans after applying
       treasury stock method, net of tax benefits           --             2,183
                                                  ------------      ------------

Denominator for diluted earnings per share             119,414           110,102

Diluted net income (loss) per share               $      (0.04)     $       0.11
                                                  ============      ============

For the three-month period ended December 30, 2001, incremental shares attributable for the assumed exercise of stock options, of 2.2 million shares, were not included in the diluted earnings per share computation because the effect would be antidilutive.

For the three-month periods ended December 30, 2001 and December 31, 2000 respectively, the weighted average number of common shares attributable to the assumed conversion of the Company's 6.5% convertible subordinated debentures (0.5 million shares) was not included in the diluted earnings per share computation because the effect would be antidilutive.

NOTE 4. FINANCING TRANSACTIONS

Short-term borrowings as of December 30, 2001 consist primarily of three 200 million Thai baht notes, totaling approximately $13.6 million. During the first quarter of fiscal year 2002, the Company's Thailand subsidiary rolled over two 200 million Thai baht notes and entered into a third loan for 200 million baht. These three notes are unsecured and bear interest at 3.0%, 3.0% and 3.15%, respectively. Two of the notes mature in May 2002 and the third note matures in June 2002.

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related tax are as follows (in thousands):

                                                       Three months ended
                                                   ----------------------------
                                                   December 30,    December 31,
                                                       2001            2000
                                                   ------------    ------------

Net income (loss)                                  $     (4,492)   $     12,500
Change in unrecognized loss on currency forward
     contracts hedging future cash flows                     --          (1,961)
Change in unrealized gain (loss) on
     available-for-sale investments                         100              --
                                                   ------------    ------------

Comprehensive income (loss):                       $     (4,392)   $     10,539
                                                   ============    ============


NOTE 6. SEGMENT INFORMATION

The Company operates and tracks its results in two operating segments, the magnetic recording head segment and the fiber optic components segment. The Company designs, develops, manufactures and markets head gimbal assemblies ("HGAs"), head stack assemblies ("HSAs") and tape heads for the hard disk drive and tape drive markets. The Company also is the majority owner of Scion Photonics, Inc., which designs and manufactures high performance optical components.

Net sales to customers by operating segments were as follows (amounts in thousands):

                                                        Three months ended
                                                   ----------------------------
                                                   December 30,    December 31,
                                                       2001            2000
                                                   ------------    ------------

Magnetic recording heads                           $    135,913    $    189,913
Fiber optic components                                      996              43
Less intercompany fiber optic sales                         (10)             --
                                                   ------------    ------------
Total net sales                                    $    136,899    $    189,956
                                                   ============    ============

Profit (loss) from unaffiliated customers by operating segments were as follows (amounts in thousands):

                                                        Three months ended
                                                   ----------------------------
                                                   December 30,    December 31,
                                                       2001             2000
                                                   ------------    ------------

Magnetic recording heads                           $      4,264    $     14,247
Fiber optic components                                   (6,557)         (1,747)
Adjustment for minority interest                         (2,199)             --
                                                   ------------    ------------
  Total profit (loss)                              $     (4,492)   $     12,500
                                                   ============    ============

NOTE 7. CUSTOMER CONCENTRATION AND CREDIT RISK

The Company's three largest hard disk drive customers, Maxtor, Samsung and Western Digital, accounted for a total of 93% of net sales during the three-month period ended December 30, 2001. Included as Western Digital product sales are HGAs shipped and billed directly to two third party subcontractors, who assemble head stack assemblies for Western Digital. During the first quarter of fiscal 2002 one subcontractor represented 32% of total net sales and the other subcontractor represented 24% of total net sales. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.


NOTE 8.  MINORITY INTEREST - SCION PHOTONICS

Through December 30, 2001, the Company's majority-owned subsidiary, Scion Photonics, Inc. ("Scion"), received $25 million in funding resulting from the conversion to equity of bridge loans from the original investors, Read-Rite, Tyco Ventures and Integral Capital Partners in connection with Scion's Series B preferred stock financing round. The funding from Tyco Ventures and Integral Capital Partners, and its related accrued interest, has been reflected as minority interest as of December 30, 2001 in the Company's consolidated condensed financial statements. Read-Rite's consolidated net loss for the quarter ended December 30, 2001, includes a $9.3 million charge representing the Company's portion of the Scion loss for the quarter and a charge to reflect changes in certain rights and preferences as a result of the Company's recent Series B investment in Scion.

In January 2002, Scion received an additional $5 million of funding from a new outside investor. Together with the conversion of the existing investor funding to Series B preferred stock, including accrued interest, the aggregate funding Scion has received for the Series B preferred stock financing round is $31 million. As of January 2002, there are six members on Scion's board of directors, with Read-Rite directly electing two of the six board members.

NOTE 9.  SUBSEQUENT EVENTS

In late January 2002, the Company announced that it would incur a charge in the second fiscal quarter consisting primarily of the severance costs associated with a worldwide headcount reduction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report; and Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and notes thereto, in the Annual Report for the fiscal year 2001 as filed on Form 10-K.

FORWARD LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements include, but are not limited to: the Company's expectation that the industry trend toward fewer average head gimbal assemblies per head stack assembly and competitive pricing pressures will continue; the Company's expectation of lower revenue and units for the second quarter of fiscal 2002 and that the Company will incur a loss in the second fiscal quarter; the Company's expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company's plan to acquire $80-90 million in capital equipment during fiscal 2002, including the potential acquisition of certain assets through operating leases; the Company's belief it has sufficient resources to fund the requirements of its operations for the next twelve months; the Company's plans to pursue opportunities to continue to improve the efficiency of its operations; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the

Actions) described in Part II, Item 1, Legal Proceedings, have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors that could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors' products more quickly or more cost effectively than the Company's introduction or sale of its products; constraints on supplies of raw materials or components limiting the Company's ability to maintain or increase production; the anticipated trend of increases in areal density may not occur; significant increases or decreases in demand for the Company's products, cancellation or rescheduling of customer orders, changes to the Company's product mix, and changes in business conditions affecting the Company's financial position or results of operations that significantly increase the Company's working capital needs; the Company's inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company's business, see "Certain Additional Business Risks" and other risk factors described in the Company's filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for fiscal year 2001. All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.

RESULTS OF OPERATIONS

                                                       Three Months Ended
                                                   --------------------------
                                                   December 30,  December 31,
                                                       2001         2000
                                                   -----------   ------------
Net sales:
   Magnetic recording heads                               99.3%         100.0%
   Fiber optic components                                  0.7             --
                                                   -----------   ------------
Total net sales                                          100.0          100.0
Cost of sales                                             83.6           79.9
                                                   -----------   ------------

     Gross margin                                         16.4           20.1
Operating expenses:
     Research and development                             13.1            7.7
     Selling, general and administrative                   5.6            4.1
                                                   -----------   ------------
     Total operating expenses                             18.7           11.8
                                                   -----------   ------------

     Operating income                                     (2.3)           8.3

Interest expense                                           0.9            1.4
Interest income and other, net                             1.6           (0.2)
                                                   -----------   ------------
     Income before income taxes and minority
        interest                                          (1.6)           6.7

Provision for income taxes                                  --            0.1
Minority interest in net loss of consolidated
     subsidiary                                           (1.6)            --
                                                   -----------   ------------

     Net income (loss)                                    (3.2)%           6.6%
                                                   ===========   ============


NET SALES

Net sales for the three-month period ended December 30, 2001 decreased 28% to $136.9 million compared to $189.9 million for the same period last year. The decrease in sales is attributed to lower unit shipments, a higher mix of head gimbal assemblies versus head stack assemblies, and significant pricing pressures for the quarter ended December 30, 2001 as compared to the quarter ended December 31, 2000. During the first fiscal quarter of 2002, the Company shipped 21.6 million heads (including HGAs shipped as HSAs) compared to 23.1 million heads shipped during the first quarter of fiscal 2001. Head gimbal assemblies accounted for 62% of net sales during the first fiscal quarter of 2002 versus 51% during the first quarter of fiscal 2001. Head stack assemblies accounted for 31% of net sales during the first quarter of fiscal 2002 versus 45% during the first quarter of fiscal 2001. Pricing declines during the first quarter of fiscal 2002 versus the first quarter of fiscal 2001 were the result of shipments of HGAs for customers' near end-of-life 20 and 30 gigabyte per platter programs.

GROSS MARGIN

The Company's gross margins are primarily influenced by four factors: the level of unit sales in relation to fixed costs, average selling prices ("ASPs"), manufacturing yields and product mix. The gross margin during the first quarter of fiscal 2002 was negatively impacted by lower ASPs and lower unit volume compared to the first quarter of fiscal 2001. Improved yields on products supporting customers' 20 and 30 gigabyte per platter programs during the December 2001 quarter as compared to the December 2000 quarter partially offset the impact of the reduction in unit sales and reduced ASPs. These factors caused a year-over-year reduction in gross margin of 3.7% with the Company achieving a gross margin of 16.4% for the first quarter of fiscal 2002 as compared to a gross margin of 20.1% for the first quarter of fiscal 2001.

In addition, the Company's gross margins are affected by inventory write-offs. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product (whether newly introduced products or products approaching end of life), and the impact of competitors' product announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of new products by competitors, technology obsolescence or fluctuations in demand for the Company's products.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:
Research and development expenses were $17.9 million for the three-month period ended December 30, 2001 as compared to $14.6 million for the three-month period ended December 31, 2000. The increase in expenditures is attributed to the $4.1 million increase in R&D expenditures for the company's majority-owned subsidiary, Scion Photonics, Inc. ("Scion").

SELLING, GENERAL & ADMINISTRATIVE
Selling, general and administrative ("SG&A") expenses were $7.6 million for the three-month period ended December 30, 2001 as compared to $7.8 million for the three-month period ended December 31, 2000. SG&A as a percentage of net sales increased from 4.1% in the first quarter of fiscal 2001 to 5.6% in the first quarter of fiscal 2002, primarily due to the decrease in net sales.

NON-OPERATING EXPENSES

INTEREST EXPENSE: Interest expense was $1.3 million for the quarter ended December 30, 2001 as compared to $2.7 million for the same period last year. The decrease in interest expense is due to lower interest rates for the quarter ended December 30, 2001 compared to the quarter ended December 31, 2000, coupled with the elimination in interest expense attributed to both the 10% convertible notes, which were converted to equity in October 2000, and the $28.8 million secured loan, which was paid off during the first quarter of fiscal 2001.

INTEREST INCOME AND OTHER, NET: Interest income and other, net for the quarter ended December 30, 2001 was $2.2 million as compared to a $0.4 million expense for the quarter ended December 31, 2000. The improvement in interest income and other, net is the result of interest income of $1.0 million during the first quarter of fiscal 2002 compared to $0.7 million for the first quarter of fiscal 2001 due to higher average cash investments during the first fiscal quarter of 2002, offset by lower average interest rates. The increase in interest income and other, net for first fiscal quarter of 2002 compared to the first fiscal quarter of 2001 is also attributed to rental income of $0.8 million on the Company's excess space in the Philippines during the first quarter of fiscal 2002 and a foreign exchange gain of $0.2 million during the first quarter of fiscal 2002 compared to a foreign exchange loss of $1.4 million for the first fiscal quarter of 2001. The Company also converted $0.7 million of 6.5% convertible bonds to equity, realizing a gain of $0.2 million during the quarter ended December 30, 2001.

INCOME TAXES: The Company recorded a tax expense of $0.05 million for the first fiscal quarter of 2002, compared to a tax expense of $0.3 million for the same period last year. The tax provisions in both years reflect no benefit for net operating losses until realized, federal alternative minimum taxes, and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of the end of the first quarter of fiscal 2002, the Company had cash and investments of $137.0 million, total assets of $509.2 million and total liabilities of $168.7 million.

Cash used in operating activities was $5.9 million. Cash flow provided by operating activities was primarily attributed to depreciation and amortization of $23.9 million and a reduction in accounts receivable of $7.8 million, as sales were down $17.6 million from the fourth fiscal quarter of 2001. Cash utilized by operating activities was the result of the loss of $4.5 million combined with the increase in inventory and reduction in accounts payables and accrued liabilities balances of $32.0 million. The reduction in accounts payable balances of $15.3 million was due to lower shipments of head stack assemblies during the first fiscal quarter of 2002 combined with capital equipment payments being made in the first month of the first fiscal quarter of 2002. The reduction of $16.7 million in accrued liabilities was primarily due to a reduction in accrued compensation and benefits resulting from payment of bonuses earned during fiscal 2001 but not paid until the first quarter of fiscal 2002 and a reduction in warranty reserve during the quarter.

Cash utilized by investing activities totaled $53.9 million. During the quarter, the Company incurred capital expenditures of $17.3 million. The Company's plan for capital equipment purchases during fiscal 2002 is approximately $80 - 90 million. As of December 30, 2001, total commitments for construction or purchase of capital equipment for the Company, including commitments of $0.3 million for Scion, was approximately $29.3 million.

Cash provided by financing activities was $6.5 million, the result of stock proceeds from employee stock option exercises and the employee stock purchase plan totaling $2.8 million and proceeds from short-term borrowings of $5.7 million including an incremental Thai baht denominated short-term borrowing at the Company's Thailand subsidiary of $4.5 million. The Company ended the quarter with total Thai baht denominated short-term borrowings of $13.6 million. The Thai baht borrowings mature in the third fiscal quarter of 2002.

The Company's business is highly capital intensive with demand for the Company's products highly variable and difficult to predict. This can lead to under-utilization of assets and potential asset impairment charges as well as not having enough assets to meet the demand for the Company's products. During the upcoming second fiscal quarter, the Company is transitioning to 40 GB per platter 3.5-inch hard disk drive products but has limited customer participation on these programs due to technical issues the Company is experiencing with its HGAs for these programs. As a result, the Company expects sales for the second fiscal quarter of 2002 to decline approximately 40-50% from the first fiscal quarter of 2002 and the Company will incur a loss in the second fiscal quarter of 2002. The Company expects to use $10 million to $15 million in cash to support operating activities in the March 2002 quarter. In addition, the Company expects to continue to make investments in new manufacturing technologies of approximately $15 - 20 million in the March 2002 quarter. The Company expects improved operating results in subsequent quarters and believes that it has adequate capital resources for the next twelve months. However, if the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital. The Company could seek to raise such capital through bank facilities, debt or equity offerings, or other sources. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

Scion is continuing to incur expenses for the design, development and manufacturing of high-performance optical components. Scion is unprofitable at this time and will continue to use cash for its operating activities. As a result, Scion is actively pursuing additional sources of capital. If Scion's fundraising activities are successful, the Company's holdings in Scion could fall below 50% voting control. At that point, the Company would no longer consolidate Scion but would account for its investment on the equity basis. However, there can be no guarantee that Scion will be successful in securing additional funding necessary to allow it to complete the design, development and manufacturing of its high-performance optical components.

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

                           Rapid Technological Change

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition from MR to GMR technology. In January 2002, the Company announced that it was forecasting a loss for the second fiscal quarter as a result of technical issues with its HGAs for customers' new 40 gigabyte per platter 7200 rpm hard disk drive programs.

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

       Dependence on a Limited Number of Customers; Risk of Reduced Orders

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition, frequent delivery schedule changes and steady price erosion. In addition, demand for the Company's products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited design-in wins for its early GMR products with its customers. Demand variations such as these, as well as the demand for personal computers, can materially and adversely affect the Company's business, financial condition and results of operations.

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

                   Dependence on a Limited Number of Suppliers

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitations on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials such as wafer substrates, photo resist, suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

           Dependence on Single Manufacturing and Assembly Facilities

The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company uses one wafer fabrication facility in Milpitas, California for its tape head operations and operations of Scion, and one location in the Philippines for its tape head assembly operations. The Company's wafer fabrication facilities, and a majority of its administration and data processing functions, are located in a seismically active area that has experienced major earthquakes in the past. A fire, flood, earthquake or other disaster to these locations may have an adverse effect on the Company's business, financial condition and results of operations.

                         Complex Manufacturing Processes

The Company's manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss and, in some cases, cause production to be suspended. During fiscal 2002, the Company will be transitioning its wafer facility from six-inch square to six-inch round wafers, which may have an impact on the Company's yields and costs. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter yields typically increase as the Company ramps to full production. The Company's forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company's gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing GMR products. Further, the shortening of product life cycles requires the Company to produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle, which is more conducive to higher manufacturing yields and declining costs.

In addition, the HSA business carries certain risks and demands in addition to those of the HGA business. Among those risks are lower gross margins as a percentage of sales, increased exposure to inventory obsolescence due to the larger number of parts required for an HSA and the fact that each HSA program requires unique components with long lead-time purchasing cycles and varying product life spans between different HSA models.

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

                        Substantial Capital Expenditures

The Company's business is highly capital intensive. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers' needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company's plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company's underestimation or overestimation of its capacity requirements, or failure to successfully and timely put in place the proper technologies, could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in demand can also lead to under-utilization of assets and the consideration of impairment charges. The carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be permanently impaired. An impairment review requires management to make certain estimates and judgments regarding future cash flows that management expects to be generated by groups of assets. These assumptions include forecasts regarding revenue, gross margins, and other operating expenditures. Because the Company operates in a volatile industry, characterized by rapid technological change, these assumptions are inherently subject to change in the near term and may result in an adverse impact on earnings.

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased demand for its products. The Company made capital expenditures during fiscal 2001 of $104 million, including $20.0 million for Scion Photonics, compared to $93.6 million during fiscal 2000. The Company expects capital expenditures between $80 -90 million during fiscal 2002.

                                 Inventory Risks

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, the Company is dependent on a few customers and a limited number of product programs for each customer. The magnitude of the commitments the Company must make to support its customers' programs is very large and the Company has limited remedies in the event of program cancellations. If a customer cancels or materially reduces one or more product programs, or experiences financial difficulties, the Company may be required to take significant inventory charges. This in turn, could materially and adversely affect the Company's business, financial condition and results of operations. The Company may be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get products to market quickly and to address its customers' demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers' products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed typically have very short life cycles. Finally, in response to rapidly shifting business conditions, some of the Company's customers have generally sought to limit purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from its end customer, the customer will not pull the inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk.

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

   Scion's Ability to Develop, Design, Manufacture, Ramp, Achieve and Sustain
                    Volume Production of Optical Components

Scion Photonics, Inc., is incurring expenses for the design, development and manufacturing of high-performance optical components. There can be no guarantee that Scion will achieve market acceptance on its current products, or that it will successfully develop, design, manufacture, or achieve acceptable yields on the products currently under development or that it will be successful in the highly competitive and rapidly changing optical marketplace. There can be no guarantee that the Company will recover its investment in Scion. Scion Photonics is currently in the process of raising additional capital. There can be no guarantee that Scion will be successful in receiving additional funding necessary to allow it to complete the design, development and manufacturing of high-performance optical components. As a result of Scion's fundraising activities, the Company's holdings could fall below 50% voting control. At that point, the Company will no longer consolidate Scion, but will account for its investment on the equity basis.

In addition, as Scion develops the products and processes, it may be subject to claims that it is impairing the intellectual property rights of others, which could cause Scion to have to redesign products or processes that use the disputed intellectual property, cease to develop the products or processes that use the disputed intellectual property or obtain, if available, third party licenses to use the disputed intellectual property, which may have an adverse impact on its ability to develop, design and manufacture high-performance optical components.

                        Fluctuations in Operating Results

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company's future operating results could vary substantially from quarter to quarter. The Company's operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain design-in wins on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company's products; low product manufacturing yields; increased returns or rework; changes in product mix and increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; disruptions in domestic or foreign operations; and general economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the Company's Annual Report on Form 10-K for fiscal year 2001 under the heading "Quantitative and Qualitative Disclosures About Market Risk".

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on Legal Proceedings please see Part I, Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          There were no Reports on Form 8-K filed during the first quarter of fiscal 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             READ-RITE CORPORATION




Date: February 13, 2002                  By: /s/ John T. Kurtzweil
                                             ----------------------------------
                                             Senior Vice President, Finance and
                                             Chief Financial Officer