Form 10-Q
period 2002-03-31
READ RITE CORP /DE/
filed 2002-05-15
CIK 819480

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


                         COMMISSION FILE NUMBER: 0-19512

                                 ---------------

                              READ-RITE CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  94-2770690
        (State of Incorporation)            (I.R.S. Employer Identification No.)

      44100 OSGOOD ROAD, FREMONT, CA                         94539
(Address of Principal Executive Offices)                   (Zip Code)


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

                                 Yes [X] No [ ]

On May 4, 2002, 121,027,731 shares of the registrant's common stock were issued and outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              READ-RITE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                             March 31,        September 30,
                                                                               2002                2001
                                                                            ----------        -------------
                                                                            (unaudited)             (a)
ASSETS
Current assets:
     Cash and cash equivalents                                              $   53,976        $     126,646
     Short-term investments                                                     46,268               27,083
     Accounts receivable, net                                                   29,478               65,496
     Inventories                                                                28,883               35,251
     Prepaid expenses and other current assets                                   7,564                7,463
                                                                            ----------        -------------
         Total current assets                                                  166,169              261,939

Property, plant and equipment, net                                             260,266              268,031
Intangible and other assets                                                      7,523                7,397
                                                                            ----------        -------------
         TOTAL ASSETS                                                       $  433,958        $     537,367
                                                                            ==========        =============

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $   49,162        $      69,353
     Accrued compensation and benefits                                          17,368               25,208
     Other accrued liabilities                                                  22,329               26,169
     Short-term borrowings                                                      13,761               15,142
     Current portion of long-term debt and capital lease obligations            20,981               15,852
                                                                            ----------        -------------
         Total current liabilities                                             123,601              151,724

Convertible subordinated notes                                                  19,151               19,801
Other long-term debt and capital lease obligations                              21,162               28,588
Other long-term liabilities                                                      4,577                4,785
                                                                            ----------        -------------
         Total liabilities                                                     168,491              204,898

Minority interest in consolidated subsidiary                                    14,049                4,791

Stockholders' equity
     Preferred stock, $0.0001 par value                                             --                   --
     Common stock, $0.0001 par value                                                12                   12
     Additional paid-in capital                                                705,925              700,763
     Accumulated deficit                                                      (454,359)            (373,232)
     Accumulated other comprehensive income (loss)                                (160)                 135
                                                                            ----------        -------------
         Total stockholders' equity                                            251,418              327,678

TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND
     STOCKHOLDERS' EQUITY                                                   $  433,958        $     537,367
                                                                            ==========        =============

(a) The information in this column was derived from the Company's audited consolidated balance sheet included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

   See accompanying notes to the consolidated condensed financial statements.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended                  Six Months Ended
                                             ----------------------------        --------------------------
                                              March 31,        April 1,           March 31,      April 1,
                                                 2002            2001               2002           2001
                                             ------------    ------------        -----------    -----------
                                                             (a)                                (a)
Net sales                                    $     52,422    $    193,119        $   188,335    $   383,032
Cost of sales - on net sales                       88,533         159,259            202,768        310,933
Cost of sales - special charges                    19,997           5,416             19,997          5,416
                                             ------------    ------------        -----------    -----------

     Gross margin (loss)                          (56,108)         28,444            (34,430)        66,683

Operating expenses:
     Research and development                      12,129          14,217             24,493         27,360
     Selling, general and administrative            6,591           7,486             12,619         14,767
                                             ------------    ------------        -----------    ------------
     Total operating expenses                      18,720          21,703             37,112         42,127
                                             ------------    ------------        -----------    -----------

     Operating income (loss)                      (74,828)          6,741            (71,542)        24,556

Interest income (expense) and other, net               (3)             53              1,540         (3,201)
                                             ------------    ------------        -----------    -----------
     Income (loss) from continuing
       operations before income taxes and
       minority interest                          (74,831)          6,794            (70,002)        21,355

Provision (benefit) for income taxes                 (699)            135               (651)           426
Minority interest in net income of
     consolidated subsidiary                            -               -                  -             22
                                             ------------    ------------        -----------    -----------

     Income (loss) from continuing
       operations                                 (74,132)          6,659            (69,351)        20,907
Loss from discontinued operations                  (2,504)           (529)           (11,777)        (2,277)
                                             ------------    ------------        -----------    -----------

     Net income (loss)                       $    (76,636)   $      6,130        $   (81,128)   $    18,630
                                             ============    ============        ===========    ===========

Earnings (loss) per share
     Basic and diluted income (loss) per
       share from continuing operations      $      (0.62)   $       0.05        $     (0.58)   $      0.18
     Basic and diluted income (loss) per
       share from discontinued operations    $      (0.02)   $          -        $     (0.10)   $     (0.02)
                                             ------------    ------------        -----------    -----------

     Basic and diluted net income (loss)
       per share                             $      (0.64)   $       0.05        $     (0.68)   $      0.16
                                             ============    ============        ===========    ===========

Shares used in per share computations
     Basic                                        120,363         118,224            119,889        113,071
     Diluted                                      120,363         121,285            119,889        115,693

(a) Reclassified to reflect Scion Phontonics, Inc. as discontinued operations. See Notes 7 and 9.

   See accompanying notes to the consolidated condensed financial statements.

                              READ-RITE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Six Months Ended
                                                                  -------------------------------
                                                                   March 31,           April 1,
                                                                     2002                2001
                                                                  ----------        -------------
Cash flows from operating activities:

Net income (loss)                                                 $  (81,128)       $      18,630
Adjustments to reconcile net income (loss) to cash
  provided by operations:
      Depreciation and amortization                                   47,327               65,977
      Minority interest in net loss of consolidated subsidiary        (2,767)              (6,051)
      Other non-cash expenses                                           (783)                   -
Changes in assets and liabilities
      Accounts receivable                                             36,018               12,080
      Inventories                                                      6,368               (9,012)
      Accounts payable and accrued liabilities                       (31,477)               6,542
      Other assets and liabilities, net                               (1,559)                  84
                                                                  ----------        -------------
Net cash provided by (used in) operating activities                  (28,001)              88,250
                                                                  ----------        -------------
Cash flows from investing activities:
      Capital expenditures                                           (37,175)             (51,010)
      Maturities of available-for-sale investments                    69,242               84,581
      Purchase of available-for-sale investments                     (88,427)            (101,081)
                                                                  ----------        -------------
Net cash used in investing activities                                (56,360)             (67,510)
                                                                  ----------        -------------

Cash flows from financing activities
      Payment of long-term debt                                       (3,675)             (34,304)
      Proceeds from short-term borrowings                              5,739                4,843
      Proceeds from issuance of Scion stock                            4,936                   --
      Proceeds from issuance of common stock, net                      4,691               48,868
      Payment to joint venture partner upon final dissolution
        of RRSMI                                                           -               (6,940)
                                                                  ----------        -------------
Net cash provided by financing activities                             11,691               12,467
                                                                  ----------        -------------

Net increase (decrease) in cash and cash equivalents                 (72,670)              33,207
Cash and cash equivalents
      Beginning of period                                            126,646               64,462
                                                                  ----------        -------------

      End of period                                               $   53,976        $      97,669
                                                                  ==========        =============

Supplemental disclosures of non-cash activities
      Equipment acquired under capital lease                           1,378                   --
      Conversion of debt and accrued interest to common stock            465              213,352
      Conversion of Scion debt to minority interest                    7,224                   --

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

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The majority-owned subsidiaries are Scion Photonics, Inc. ("Scion") and Read-Rite SMI ("RRSMI"). RRSMI was liquidated in fiscal 2001 and the Company's interest in Scion was sold in April 2002 (see Note 9).

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

NOTE 2.   INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account product life cycles, which can range from 6 to 12 months, the maturity of the product (whether newly introduced products or products approaching end of life), and the impact of competitors' product announcements. The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of new products by competitors, technology obsolescence and fluctuations in demand for the Company's products.

Inventories consisted of the following (in thousands):

                                      March 31,           September 30,
                                        2002                 2001
                                   -------------        ---------------

      Raw materials                $    3,662           $      3,137
      Work-in-process                  20,138                 23,826
      Finished goods                    5,083                  8,288
                                   -------------        ---------------

                                   $   28,883           $     35,251
                                   =============        ===============

Inventories for March 31, 2002 and September 30, 2001 include $1.9 million and $1.8 million, respectively, for the inventories of the Company's discontinued operations of Scion Photonics, Inc. ("Scion").

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

The following table presents the calculation of basic and diluted earnings per share:


                                                       Three months ended                Six months ended
                                                 ---------------------------       ----------------------------
                                                  March 31,       April 1,           March 31,       April 1,
                                                    2002           2001                2002            2001
                                                 -----------    ------------       -----------     ------------
                                                            (in thousands, except per share amounts)
Numerator - basic and diluted
     Net income (loss)                           $   (76,636)   $      6,130       $   (81,128)    $     18,630
                                                 ===========    ============       ===========     ============

Denominator: basic
     Weighted number of common shares
     outstanding during the period                   120,363         118,224           119,889          113,071



     Incremental common shares issuable:
       Warrants                                            -             188                 -               94
       Company stock option plans after applying
       treasury stock method, net of tax
       benefits                                            -           2,873                 -            2,528
                                                 -----------    ------------       -----------     ------------

Denominator:  diluted earnings per share             120,363         121,285           119,889          115,693

Net income (loss) per share
       Basic                                     $     (0.64)   $       0.05       $     (0.68)    $       0.16
                                                 ===========    ============       ===========     ============

       Diluted                                   $     (0.64)   $       0.05       $     (0.68)    $       0.16
                                                 ===========    ============       ===========     ============

As of March 31, 2002, 6.2 million shares relating to the possible exercise of outstanding stock options were not included in the computation of diluted loss per share. Approximately 0.5 million of the weighted average number of common shares attributable to the assumed conversion of the Company's 6.5% convertible subordinated debentures were also not included in the diluted earnings per share computation for the three and six-month periods ending March 31, 2002 and April 1, 2001. The effects of these items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

NOTE 4.   FINANCING TRANSACTIONS

Short-term borrowings as of March 31, 2002 consist primarily of three 200 million Thai baht notes, totaling approximately $13.8 million. These three notes are unsecured and bear interest at 3.0% - 3.15%.

NOTE 5.   SPECIAL CHARGES

During the three-month period ended March 31, 2002, the Company took a $20.0 million charge primarily resulting from inventory write-offs relating to technical issues on its 40 gigabyte per platter programs and for severance costs related to a 11% reduction in force, or approximately 1,250 employees at the Company's U.S. and Thailand facilities.

During the three-month period ended April 1, 2001, the Company took a $5.4 million charge primarily related to fixed assets for the obsolescence of equipment, and the consolidation of its slider fabrication, head gimbal assembly ("HGA"), and head stack assembly ("HSA") prototype and development operations from its facilities in California to its operations in Thailand.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax are as follows (in thousands):


                                                          Three months ended                Six months ended
                                                      ---------------------------      ----------------------------
                                                         March 31,      April 1,          March 31,      April 1,
                                                           2002           2001             2002            2001
                                                      -------------    ----------      -------------    -----------
Net income (loss)                                     $    (76,636)    $    6,130      $    (81,128)    $    18,630
Change in unrecognized loss on currency forward
     contracts hedging future cash flows
                                                                 -          1,961                 -               -
Adjustment for recognition of accumulated
     translation loss of liquidated
     subsidiary                                                  -              -                 -             739
Change in unrealized gain (loss) on
     available-for-sale investments
                                                              (260)             -              (295)              -
                                                      -------------    ----------      -------------    -----------

Comprehensive income (loss):                          $    (76,896)    $    8,091      $    (81,423)    $    19,369
                                                      =============    ==========      =============    ===========


NOTE 7.   SEGMENT INFORMATION

The Company's primary operation is the magnetic recording head segment. The Company designs, develops, manufactures and markets head gimbal assemblies ("HGAs"), head stack assemblies ("HSAs") and tape heads for the hard disk drive and tape drive markets. The Company also is the majority owner of Scion Photonics, Inc., which designs and manufactures high performance fiber optic components. In April 2002, the Company announced the sale of its majority owned subsidiary, Scion Photonics, Inc. , which operated as the Company's fiber optic segment, to JDS Uniphase (See Note 9). Accordingly, Scion is presented as a discontinued operation in the statement of operations. Scion's sales, including intercompany sales for the three-month and six-month periods ending April 1, 2002 and March 31, 2001 were as follows:


                                           Three months ended               Six months ended
                                      ------------------------------------------------------------
                                        March 31,      April 1,          March 31,       April 1,
                                          2002           2001              2002            2001
                                      -----------    -----------      ------------      ----------
Scion net sales                       $       581    $       231      $      1,577      $      275
Less:  intercompany sales                      25             73                35              74
                                      -----------    -----------      ------------      ----------
Total                                 $       556    $       158      $      1,542      $      201
                                      ===========    ===========      ============      ==========

NOTE 8.   CUSTOMER CONCENTRATION AND CREDIT RISK

The Company's three largest hard disk drive customers, Maxtor, Samsung and Western Digital, accounted for a total of 92% of net sales during the six-month period ended March 31, 2002. Included as Western Digital product sales are HGAs shipped and billed directly to two third-party subcontractors, who assemble head stack assemblies for Western Digital. During the six-month period ending March 31, 2002, one subcontractor represented 26% of total net sales, and the other subcontractor represented 22% of total net sales. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 9.   DISCONTINUED OPERATIONS

During the first two quarters of fiscal 2002, the Company's majority-owned subsidiary, Scion Photonics, Inc. ("Scion"), received $31 million in funding from the conversion of $25 million of debt to equity plus accrued interest from the original investors, Read-Rite, Tyco Ventures and Integral Capital Partners, and $5 million of funding from JDS Uniphase Corporation. In April 2002, JDS Uniphase acquired Scion Photonics in a cash transaction. As such, Scion has been accounted for as discontinued operations and, accordingly, the consolidated statement of operations for the periods presented have been reclassified. As a result of this transaction, the Company will receive net cash proceeds of $17 million and expects to record a gain of approximately $8 - 9 million in the third fiscal quarter ending June 30, 2002.

The following represents the assets and liabilities of Scion. Intercompany transactions have been eliminated.

                                                 March 31,        September 30,
                                                    2002              2001
                                                 ---------        -------------

Cash                                             $     866        $       2,706
Other current assets                                 2,769                3,419
Property, plant and equipment, net                  19,985               21,660
Other                                                1,138                1,586
                                                 ---------        -------------
Total assets                                     $  24,758        $      29,371

Current liabilities                              $   3,032        $      24,558

Minority interest for Scion on the consolidated balance sheet totaled $14.0 million and $4.8 million as of March 31, 2002 and September 30, 2001, respectively.

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

In September 2001, the Bay Area Air Quality Management District ("BAAQMD) filed a complaint in the Superior Court of the State of California, Alameda County, alleging violations of permit conditions and district regulations relating primarily to breakdowns of the Company's Thermal Oxidizer in its Fremont plant over a three-year period. The Company promptly notified the BAAQMD of all such breakdowns but had not been assessed any fines or received any further correspondence relating to these incidents by the BAAMQD prior to receiving the complaint. The Company answered the complaint in October of 2001. The parties have been referred to mediation that is expected to occur in late May 2002. The Company believes that it has meritorious defenses to the action. Accordingly, the Company intends to defend this action vigorously, and believes the final disposition of the claims set forth in this action will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

FORWARD-LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements include, but are not limited to: the Company's expectation that the industry trend toward fewer average head gimbal assemblies per head stack assembly and competitive pricing pressures will continue; the Company's expectation of lower revenue and units for fiscal 2002 as compared to fiscal 2001, and that the Company will incur a loss for fiscal 2002; the Company's expectation that it will achieve and maintain acceptable yields on its programs; the Company's plan to acquire $60 - 70 million in capital equipment during fiscal 2002, including financing these potential acquisitions through leases; the Company's expectation that fiscal 2003 operating results will improve; the Company's belief it has sufficient resources to fund the requirements of its operations for the next twelve months; the Company's plans to pursue opportunities to continue to improve the efficiency of its operations; and the Company's belief that the Company and the individual defendants in the purported class actions (collectively, the Actions) described in Part II, Item 1, Legal Proceedings, have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and expenses, and related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:

Allowance for bad debt. The Company is dependent on a limited number of
----------------------
customers. As a result, the Company's trade accounts receivable is highly concentrated. While the Company performs ongoing credit reviews of its customers and has established an allowance for bad debt, a significant deterioration in the credit-worthiness of any significant customer may result in charges to increase the allowance for bad debt.

Long-lived assets. The Company evaluates the carrying value of long-lived
-----------------
assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company's business is highly capital intensive, with demand for products highly variable and difficult to predict. During fiscal 2002, the Company is transitioning to 40 GB per platter 3.5-inch hard disk drive products, but currently has limited participation on a number of these customer programs. As a result, the Company expects lower sales for the second half of fiscal 2002 as compared to the second half of 2001 and expects to incur a loss for fiscal year 2002. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company's weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the March 2002 quarter. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions, increased participation on current 40 gigabyte products and the Company's timely participation in the next generation 60 gigabyte and 80 gigabyte products. The Company expects improved operating results in fiscal 2003 and beyond. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

Inventory Valuation. The Company is dependent on a few customers and a limited
-------------------
number of product programs for each customer. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one program to another for a particular customer. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of the forecasted usage to the estimated realizable values. It is the Company's policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account product life cycles, which can range from six to twelve months, the maturity of the product (whether newly introduced products or products approaching end of life), and the impact of competitors' product announcements. The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introductions of new products by competitors, technology obsolescence or fluctuations in demand for the Company's products. If market conditions are less favorable than the forecast or actual demand from customers is lower than the estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected due to a change in mix or forecast; the Company may sell inventory that had previously been written down.

RESULTS OF OPERATIONS

NET SALES
Net sales from continuing operations were $52.4 million and $188.3 million for the three and six-month periods ended March 31, 2002, respectively, compared to net sales of $193.1 million and $383.0 million for the comparable periods in fiscal 2001. The decrease is attributable to a combination of lower unit shipments and lower prices. The Company shipped 6.6 million and 28.3 million recording heads for the hard disk drive and tape drive markets, including head gimbal assemblies shipped in the form of head stack assemblies, for the three and six-month periods ended March 31, 2002, compared to 22.9 million and 46 million head gimbal assemblies shipped during the three and six-month periods ended April 1, 2001. The decrease in shipments during the three and six-month periods ended March 31, 2002 compared to the same periods last fiscal year is the result of the Company's late and limited participation during the first half of fiscal 2002 on its customers 40 gigabyte per platter programs. The Company faced technical issues with HGAs and was not qualified on customers' 40 gigabyte 7200 RPM programs in the first half of fiscal 2002. The Company was shipping HGAs supporting customers' 40 gigabyte 5400 RPM programs with sales for these products representing approximately 60% and 29% of sales for the three and six-month periods ended March 31, 2002. Sales for customers' approaching end of life 20 and 30 gigabyte per platter programs represented 28% and 64% of sales, respectively, for the three and six-month periods ended March 31, 2002.

Head gimbal assemblies accounted for 26% and 52% of net sales during the three and six-month periods ended March 31, 2002 versus 51% and 50% for the comparable periods last year. Head stack assemblies accounted for 62% and 40% of net sales versus for 43% and 44% for the same periods last year.

The Company's customer base remains highly concentrated as its three HDD customers, Maxtor, Samsung and Western Digital, accounted for 88% and 92% of net sales for the three and six-month periods ended March 31, 2002, compared to 92% and 94% for the comparable periods last year.

GROSS MARGIN
The Company's gross margins are primarily influenced by the relationship of unit sales to fixed costs, average selling prices, manufacturing yields and product mix. The relative impact of these factors fluctuates from time to time. Head stack assemblies typically have a lower gross margin, as a percentage of sales, than head gimbal assemblies. Head stack assemblies typically consists of one or more head gimbal assemblies and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the head stack assembly and the gross margin on such purchased components is substantially lower than the gross margin on head gimbal assemblies produced by the Company.

The gross margin loss from continuing operations was $56.1 million and $34.4 million for the three and six-month periods ended March 31, 2002, as compared to a gross margin of $28.4 million and $66.7 million for the same periods last year. The decline in gross margin during the second quarter and first half of fiscal year 2002 is attributed to significantly lower unit volumes, lower pricing and lower manufacturing yields. The gross margin for the three and six-month period ended March 31, 2002 includes a $20 million charge resulting from excess inventories related to technical issues with the 40 gigabyte per platter programs and severance costs related to an 11% reduction in force, or approximately 1,250 employees, at the Company's U.S. and Thailand facilities.


RESEARCH AND DEVELOPMENT: Research and development expenses for continuing operations declined to $12.1 million and $24.5 million for the three and six-month periods ended March 31, 2002 as compared to $14.2 million and $27.4 million for the same periods last year. The reduction in spending for the three and six-month periods ended March 31, 2002 is attributed to lower depreciation expense, a reduction in workforce and elimination of profit-sharing and bonus accruals.

SELLING, GENERAL & ADMINISTRATIVE: Selling, general and administrative ("SG&A") expenses for continuing operations were $6.6 million and $12.6 million for the three and six-month periods ended March 31, 2002, compared to $7.5 million and $14.8 million for the same periods last year. The decrease in spending is attributed to a reduction in workforce, elimination of profit-sharing and bonus accrual, and reduction in spending for outside services for the three and six-month period ending March 31, 2002.

INTEREST INCOME (EXPENSE) AND OTHER, NET: Interest income (expense) and other, net for the three and six-month periods ended March 31, 2002 was $(3) thousand and $1.54 million, respectively, as compared to $53 thousand and $(3.2) million for the comparable periods last year. The changes in interest income (expense) and other, net is due to lower interest expense of $2.1 million in the first half of fiscal 2002 and a $0.2 million foreign exchange gain compared to interest expense of $3.9 million and a foreign exchange loss of $1.8 million for the comparable period last year.

INCOME TAXES: The Company recorded a tax benefit of $0.7 million for the three and six-month period ended March 31, 2002, compared to $0.1 million for the comparable periods last year. The tax benefit was primarily attributable to a new law that eliminated the 90% limitation on US alternative minimum tax net operating loss utilization for tax years ending in 2001 and 2002 and extended net operating loss carrybacks from 2 years to 5 years.

LIQUIDITY AND CAPITAL RESOURCES
As of the end of the first six months of fiscal 2002, the Company had cash and investments of $100.2 million, total assets of $434 million, including $24.8 million of assets from its discontinued operations of Scion Photonics, Inc., and total liabilities of $168.5 million. Cash and short-term investments decreased by $53.5 million from fiscal 2001 year end primarily reflecting the net loss of $81.1 million and capital expenditures of $37.2 million, partially offset by depreciation and amortization and a decrease in accounts receivable.

Cash utilized by operating activities for the six-month period ending March 31, 2002 was $28 million. The negative cash flow from operating activities was primarily attributed to the net loss from continuing operations of $81.1 million and a decrease in accounts payable balances of $20.2 million due to capital equipment payments being made in the first month of the first fiscal quarter of 2002, combined with lower build volume and a reduction of $11.3 million in accrued liabilities due to a reduction in accrued compensation and benefits. This was partially offset by depreciation and amortization of $47.3 million, and decreases in accounts receivable and inventory of $36.0 million and $6.4 million, respectively. The change in accounts receivable and inventory is the result of lower sales and build volume for the first six months of fiscal 2002.

Cash utilized by investing activities totaled $56.4 million for the six-month period ended March 31, 2002. The Company's business is highly capital intensive. During the six-month period ended March 31, 2002, the Company incurred capital expenditures of $37.2 million. The Company's current plan for capital equipment purchases during fiscal 2002 is approximately $60 - $70 million. As of March 31, 2002, commitments for construction or purchase of capital equipment for the Company totaled approximately $14.7 million.

Cash provided by financing activities was $11.7 million, the result of proceeds from short-term borrowings of $5.7 million, including an incremental Thai baht denominated borrowing and proceeds from employee stock and option plans totaling $4.7 million. Total short-term baht borrowings total $13.8 million and mature in May and June 2002. Cash flows from financing activities also include a $4.9 million net investment from JDS Uniphase received by Scion. JDS Uniphase purchased Scion in April 2002. As such, Scion is shown as a discontinued operation of the Company. Read-Rite expects to record a gain of $8 million to $9 million in the third fiscal quarter of 2002 as a result of the sale of Scion.

The Company believes that it has adequate capital resources for the next twelve months. The Company has, and may in the future, raise additional capital through debt or equity offerings. If the Company does not consistently achieve timely customer qualifications on new product programs, or the Company is unsuccessful at ramping up volume production on new products at acceptable yields, the Company's working capital and other capital needs may increase. Conversely, if industry demand increases significantly such that the Company's capital requirements exceed management's current estimates, the Company may likewise need to raise additional capital through debt or equity offerings, or other sources. There can be no assurance, however, that any such required financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all.

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

                           Rapid Technological Change

Technology changes rapidly in the Company's industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company's business, financial condition and results of operations. For example, in the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company's transition from MR to GMR technology. For the first six months of fiscal 2002, the Company incurred a loss of $81.1 million, including a special charge of $20.0 million, in part, related to technical issues on its HGAs for customers' new 40 gigabyte per platter 7200 rpm hard disk drive programs.

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

Dependence on a Limited Number of Customers; Risk of Reduced or Cancelled Orders

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

The Company's largest customers are Maxtor, Western Digital and Samsung, representing 41%, 36%, and 16%, respectively, of the Company's net sales during fiscal 2001. In October 2000, Quantum announced the merger of its HDD unit into Maxtor. The merger was completed in April 2001. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in or cancellation of orders from one or more large customers, will have a material adverse effect on the Company's business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company's business, financial condition and operating results. Acquisitions or significant transactions by the Company's customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company's business, financial condition and results of operations.

                   Dependence on a Limited Number of Suppliers

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company's production and results of operations. The Company has limited alternative sources of certain key materials, such as wafer substrates, photo resist, suspensions and frequently must rely on a single equipment supplier for a given equipment type due to lack of viable alternatives or to insure process consistency. Furthermore, the Company's customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company's suppliers could have a material adverse effect on the Company's own production, and its business, financial condition and results of operations.

           Dependence on Single Manufacturing and Assembly Facilities

The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company uses one wafer fabrication facility in Milpitas, California for its tape head operations, and one location in the Philippines for its tape head assembly operations. The Company's wafer fabrication facilities, and a majority of its administration and data processing functions are located in a seismically active area that has experienced major earthquakes in the past. A fire, flood, earthquake or other disaster to these locations may have an adverse effect on the Company's business, financial condition and results of operations.

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

               Substantial Capital Expenditures; Asset Utilization

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

Fluctuations in demand can also lead to under-utilization of assets and the consideration of asset impairment charges. The carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be impaired. An impairment review requires management to make certain estimates and judgments regarding future cash flows that management expects to be generated by groups of assets. During fiscal 2002, the Company is transitioning to 40 GB per platter 3.5-inch hard disk drive products, but currently has limited participation on these customer programs. As a result, the Company expect lower sales for the second half of fiscal 2002 as compared to the second half of 2001 and expects to incur a loss for fiscal year 2002.

 In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the expected successful execution of our business strategy in that market. These assumptions include forecasts regarding revenue, gross margins, and other operating expenditures. Because the Company operates in a volatile industry, characterized by rapid technological change, these assumptions are inherently subject to change in the near term and may result in an adverse impact on earnings.

The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased anticipated demand for its products. The Company made capital expenditures during fiscal 2001 of $84 million compared to $93.6 million during fiscal 2000. The Company expects capital expenditures between $60 - 70 million during fiscal 2002.

                                 Inventory Risks

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, the Company is dependent on a few customers and a limited number of product programs for each customer. The magnitude of the commitments the Company must make to support its customers' programs is very large and the Company has limited remedies in the event of program cancellations. If a customer cancels or materially reduces one or more product programs, or experiences financial difficulties, the Company may be required to take significant inventory charges, which in turn, could materially and adversely affect the Company's business, financial condition and results of operations. A special charge was incurred in the second fiscal quarter of 2002 relating to inventory write-offs with respect to technical challenges on the 40 gigabyte 7200 RPM programs. The Company may be required to take additional inventory write-downs in the future due to the Company's inability to obtain necessary product qualifications, or due to further cancellations by customers.

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

The Company's net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the last three quarters of fiscal 1999, the Company experienced delays and cancellation of orders, reduced average selling prices, inventory and equipment write-offs, and increased unit costs due to under-utilization of production capacity. In the second quarter of fiscal 2002 the Company experienced significantly lower shipments as a result of technical issues with HGAs supporting customers' 40 gigabyte per platter 7200 RPM programs. As a consequence, the Company experienced a significant reduction in net sales, negative gross margin and incurred significant losses in 1999 and the first half of fiscal 2002.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information on Legal Proceedings please see Note 10 to the Company's Consolidated Condensed Financial Statements in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2002 Annual Meeting of Stockholders was held on Thursday, February 28, 2002 at the Company's Fremont, California manufacturing facility. At the meeting 119,938,476 shares were entitled to vote and 101,973,588 shares were presented by proxy.

    Proposal 1. ELECTION OF THE BOARD OF DIRECTORS. A Board of Directors consisting of six directors to serve for the ensuing year or until their successors are duly elected and qualified. The following are the votes received by the nominees for Board of Directors, all of whom were elected:

       NAME OF NOMINEE                VOTES CAST FOR           VOTES WITHHELD
       Cyril J. Yansouni                100,517,195               1,456,393
       Matthew J. O'Rourke              100,650,104               1,323,484
       Michael L. Hackworth             100,713,272               1,260,316
       William J. Almon                 100,646,821               1,326,767
       Robert M. White                  100,715,035               1,258,553
       Alan S. Lowe                     100,338,983               1,634,605

    Proposal 2. AMENDMENT TO THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN TO INCREASE THE NUMBER OF SHARES RESERVED FOR ISSUANCE BY 2,100,000 SHARES. The amendment to increase the number of shares under the Company's Employee Stock Purchase Plan as noted above was ratified and approved with 96,624,070 votes in favor, 3,069,959 votes against, and 2,279,559 abstentions.

    Proposal 3. APPROVAL OF THE COMPANY'S 2001 DIRECTORS' OPTION PLAN AND RESERVATION FOR ISSUANCE OF 500,000 SHARES OF COMMON STOCK The proposal for the 2001 Directors' Option Plan was approved with 55,180,652 voting in favor, 44,456,538 voting against and 2,336,398 abstentions.

    Proposal 4. RATIFICATION OF INDEPENDENT AUDITORS: The ratification of independent auditors provides for the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year. The stockholders approved the ratification of independent auditors with 101,170,895 voting in favor, 694,456 voting against and 108,237 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.67 Merger Agreement among JDS Uniphase, JDSU Acquisitions Four, Inc., Scion Photonics Inc., Read-Rite Corporation and each of the Investors dated April 19, 2002

     (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the second quarter of fiscal 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                READ-RITE CORPORATION




Date: May 15, 2002                              By:  /s/ Andrew C. Holcomb
                                                -------------------------------
                                                Chief Financial Officer