Form 10-Q
period 2002-06-30
READ RITE CORP /DE/
filed 2002-08-14
CIK 819480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER: 0-19512

READ-RITE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	94-2770690
(State of Incorporation)	(I.R.S. Employer Identification No.)

44100 OSGOOD ROAD, FREMONT, CA	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (510) 683-6100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No ☐

On August 9, 2002, 121,053,253 shares of the registrant’s common stock were issued and outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

READ-RITE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	September 30, 2001
	(unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$39,228	$126,646
Short-term investments	28,919	27,083
Accounts receivable, net	17,105	65,496
Inventories	17,680	35,251
Prepaid expenses and other current assets	8,971	7,463

Total current assets	111,903	261,939

Property, plant and equipment, net	220,962	268,031
Intangible and other assets	5,698	7,397

TOTAL ASSETS	$338,563	$537,367

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,448	$69,353
Accrued compensation and benefits	15,349	25,208
Other accrued liabilities	20,964	26,169
Short-term borrowings	20,896	15,142
Current portion of long-term debt and capital lease obligations	17,290	15,852

Total current liabilities	119,947	151,724

Convertible subordinated notes	19,151	19,801
Other long-term debt and capital lease obligations	19,983	28,588
Other long-term liabilities	4,578	4,785

Total liabilities	163,659	204,898

Minority interest in consolidated subsidiary	—	4,791

Stockholders’ equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	12	12
Additional paid-in capital	707,799	700,763
Accumulated deficit	(532,826)	(373,232)
Accumulated other comprehensive income	(81)	135

Total stockholders’ equity	174,904	327,678

TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$338,563	$537,367

(a)	The information in this column was derived from the Company’s audited consolidated balance sheet included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$36,494	$174,310	$224,829	$557,342
Cost of sales	82,209	150,290	284,977	461,223
Cost of sales—special charges	16,736	—	36,733	5,416

Gross margin (loss)	(62,451)	24,020	(96,881)	90,703

Operating expenses:
Research and development	10,573	13,262	35,066	40,622
Selling, general and administrative	5,961	6,691	18,580	21,458

Total operating expenses	16,534	19,953	53,646	62,080

Operating income (loss)	(78,985)	4,067	(150,527)	28,623

Interest income (expense) and other, net	(7,553)	6,015	(6,013)	2,814

Income (loss) from continuing operations before income taxes and minority interest	(86,538)	10,082	(156,540)	31,437

Provision for income taxes	26	(102)	(625)	324
Minority interest in net income of consolidated subsidiary	—	—	—	22

Income (loss) from continuing operations	(86,564)	10,184	(155,915)	31,091

Loss from discontinued operations	(1,289)	(440)	(13,066)	(2,717)
Gain on disposal of subsidiary, net of tax	9,387	—	9,387	—

Net income (loss)	$(78,466)	$9,744	$(159,594)	$28,374

Earnings (loss) per share:
Basic income (loss) per share from continuing operations	$(0.72)	$0.08	$(1.30)	$0.27
Diluted income (loss) per share from continuing operations	$(0.72)	$0.08	$(1.30)	$0.26
Basic and diluted income (loss) per share from discontinued operations	$0.07	$—	$(0.03)	$(0.02)

Basic net income (loss) per share	$(0.65)	$0.08	$(1.33)	$0.25

Diluted net income (loss) per share	$(0.65)	$0.08	$(1.33)	$0.24

Shares used in per share computations:
Basic	120,913	118,928	120,230	115,024
Diluted	120,913	120,805	120,230	117,397

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net income (loss)	$(159,594)	$28,374
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	69,806	92,234
Gain on sale of subsidiary	(9,387)	—
(Gain)/loss relating to plant and property	6,811	(4,852)
Minority interest in net loss of consolidated subsidiary	(2,767)	(12,474)
Other non-cash expenses	2,146	—
Changes in assets and liabilities:
Accounts receivable	47,932	6,509
Inventories	15,748	(2,108)
Accounts payable and accrued liabilities	(36,294)	2,964
Other assets and liabilities, net	(3,191)	155

Net cash provided by (used in) operating activities	(68,790)	110,802

Cash flows from investing activities:
Capital expenditures	(46,035)	(79,795)
Proceeds from the sale of building	—	4,852
Proceeds from sale of subsidiary, net	14,668	—
Maturities of available-for-sale investments	86,591	151,783
Purchase of available-for-sale investments	(88,427)	(183,279)

Net cash used in investing activities	(33,203)	(106,439)

Cash flows from financing activities:
Net payment of long-term debt	(8,530)	(20,089)
Proceeds from short-term borrowings	12,378	12,814
Proceeds from issuance of Scion stock	4,936	24,436
Proceeds from issuance of common stock, net	5,791	25,374
Payment to joint venture partner upon final dissolution of RRSMI	—	(6,940)

Net cash provided by financing activities	14,575	35,595

Net increase (decrease) in cash and cash equivalents	(87,418)	39,958
Cash and cash equivalents:
Beginning of period	126,646	64,462

End of period	$39,228	$104,420

Supplemental disclosures of non-cash activities:
Conversion of debt and accrued interest to common stock	465	213,352
Conversion of Scion debt to minority interest	7,224	—

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

Read-Rite Corporation (“Read-Rite” or the “Company”) maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September 30. The unaudited consolidated condensed financial statements included herein have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on September 29, 2002.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The majority owned subsidiaries were Scion Photonics, Inc. (“Scion”) and Read-Rite SMI (“RRSMI”). RRSMI was liquidated in fiscal 2001 and the Company’s interest in Scion was sold in April 2002 (see Note 9).

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements included herein should be read in conjunction with the Company’s audited financial statements included in its 2001 Annual Report on Form 10-K.

NOTE 2.    INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account product life cycles, which typically range from 6 to 12 months, the maturity of the product (whether a newly introduced product or a product approaching end of life), and the impact of competitors’ product announcements. The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of new products by competitors, technology obsolescence and fluctuations in demand for the Company’s products.

Inventories consisted of the following (in thousands):

	June 30, 2002	September 30, 2001
Raw materials	$1,147	$3,137
Work-in-process	13,928	23,826
Finished goods	2,605	8,288

	$17,680	$35,251

Inventories as of September 30, 2001 included $1.8 million for the inventory of the discontinued operations of Scion Photonics, Inc. (“Scion”), the Company’s majority-owned subsidiary, which was sold to JDS Uniphase Corporation in April 2002.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
Net income (loss)	$(78,466)	$9,744	(159,594)	$28,374
Denominator
Weighted average number of common shares outstanding during the period	120,913	118,928	120,230	115,024

Basic net income (loss) per share	$(0.65)	$0.08	$(1.33)	$0.25

DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator
Net income (loss)	$(78,466)	$9,744	$(159,594)	$28,374
Denominator
Weighted average number of common shares outstanding during the period	120,913	118,928	120,230	115,024
Incremental common shares issuable:
Warrants	—	—	—	63
Company stock option plans after applying treasury stock method, net of tax benefits	—	1,877	—	2,310

Denominator for diluted earnings per share	120,913	120,805	120,230	117,397

Diluted net income (loss) per share	$(0.65)	$0.08	$(1.33)	$0.24

As calculated by the treasury stock method, 111,000 shares relating to the possible exercise of outstanding stock options were not included in the computation of diluted net loss per share for the three and nine-month periods ended June 30, 2002. Approximately 500,000 of the weighted average number of common shares attributable to the assumed conversion of the Company’s 6.5% convertible subordinated debentures were also not included in the diluted earnings per share computation for the three and nine-month periods ended June 30, 2002 and July 1, 2001. The effects of these items were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

NOTE 4.    FINANCING TRANSACTIONS

Short-term borrowings as of June 30, 2002 consist primarily of one 400 million and two 200 million Thai baht notes, totaling approximately $19.3 million. These notes are unsecured and bear interest at 2.5%-2.60%.

NOTE 5.    SPECIAL CHARGES

During the fiscal quarter ended June 30, 2002, the Company incurred a $16.7 million charge related primarily to the write-down of 40 gigabyte per platter inventory. In the fiscal quarter ended March 31, 2002, the Company incurred a $20 million charge primarily resulting from excess inventories with respect to technical problems on its 40 gigabyte per platter programs and severance costs related to a 11% reduction in force, or approximately 1,250 employees; at the Company’s U.S. and Thailand facilities.

In the second quarter of fiscal 2001, the Company incurred a $5.4 million charge primarily related to fixed assets for the obsolescence of equipment, and the consolidation of its slider fabrication, head gimbal assembly (“HGA”), and head stack assembly (“HSA”) prototype and development operations from its facilities in California to its operations in Thailand.

NOTE 6.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax are as follows (in thousands):

	Three months ended		Nine months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income (loss)	$(78,466)	$9,744	$(159,594)	$28,374
Adjustment for recognition of accumulated translation loss of liquidated subsidiary	—	—	—	739
Change in unrealized gain (loss) on available-for-sale investments	79	(1)	(216)	(1)

Comprehensive income (loss)	$(78,387)	$9,743	$(159,810)	$29,112

NOTE 7.    SEGMENT INFORMATION

The Company’s primary operation is the magnetic recording head segment. The Company designs, develops, manufactures and markets head gimbal assemblies (“HGAs”), head stack assemblies (“HSAs”) and tape heads for the hard disk drive and tape drive markets. In the third fiscal quarter of 2002, the Company sold its interest in its majority-owned subsidiary, Scion Photonics, Inc., to JDS Uniphase Corporation. Scion previously functioned as the Company’s fiber optic segment (See Note 9). Accordingly, Scion is presented as a discontinued operation in the statement of operations.

NOTE 8.    CUSTOMER CONCENTRATION AND CREDIT RISK

The Company’s three largest hard disk drive customers, Maxtor, Samsung and Western Digital, accounted for a total of 92% of net sales during the nine-month period ended June 30, 2002. Included as Western Digital product sales are HGAs shipped and billed directly to two third-party subcontractors who assemble head stack assemblies for Western Digital. During the nine-month period ended June 30, 2002, one of these subcontractors represented 23% of total net sales and the other subcontractor represented 20% of total net sales. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition, and results of operations.

NOTE 9.    DISCONTINUED OPERATIONS

In April 2002, JDS Uniphase Corporation acquired Scion Photonics, Inc., the Company’s majority-owned subsidiary, in a cash transaction. As such, Scion has been accounted for as a discontinued operation and, accordingly, the consolidated statement of operations for the periods presented have been reclassified. As a result of this transaction, the Company recorded a net gain in the quarter ending June 30, 2002 from discontinued operations of $8.1 million, representing a loss from discontinued operations of $1.3 million and a gain, net of no taxes, on the disposal of its interest in Scion of $9.4 million. The Company received cash proceeds of $15.2 million in the fiscal quarter ended June 30, 2002. An additional $2 million is held in escrow by JDS Uniphase Corporation and will be payable to the Company one year after the closing date, less any amounts withheld for damages resulting from any breach of a representation, a warranty or covenant made by the Company in connection with such sale.

The balance sheet as of September 30, 2001 includes the assets and liabilities of Scion. The following table represents the assets and liabilities of Scion as of September 30, 2001. Intercompany transactions have been eliminated.

September 30, 2001
Cash	$2,706
Other current assets	3,419
Property, plant and equipment, net	21,660
Other	1,586

Total assets	$29,371
Current liabilities	$24,558

Minority interest for Scion on the consolidated balance sheet totaled $4.8 million as of September 30, 2001.

NOTE 10.    INTEREST INCOME/EXPENSE OTHER, NET

The components of interest income/expense other net are as follows (amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Interest Income	$526	$1,081	$2,769	$2,589
Interest expense	(975)	(1,066)	(3,106)	(4,984)
Gain/(loss) related to fixed assets	(6,728)	4,993	(6,452)	4,945
Foreign exchange gain/(loss)	(396)	150	(157)	(1,695)
Other	20	857	933	1,959

Interest Income/(expense) other net	$(7,553)	$6,015	$(6,013)	$2,814

For the three and nine month periods ended June 30, 2002, the loss related to fixed assets is primarily due to a write-down of $6.8 million on the Philippine building. For the three and nine month periods ended July 1, 2001, the gain related to fixed assets is primarily due to the $4.9 million gain on the sale of Malaysian real estate.

NOTE 11.    LEGAL PROCEEDINGS

On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the “Ferrari State Action”), alleging that the defendants made false and misleading statements concerning the Company’s business condition and prospects and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants, including the Company, to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action’s final judgment (see below) to extinguish the state claims under the doctrine of resjudicata. A hearing on that motion occurred on January 22, 2001, and on April 20, 2001 the court entered an order granting that motion. Plaintiffs served a notice of appeal on July 20, 2001. On March 20, 2002, plaintiffs/appellants filed their opening appellate brief. Defendants’ filed their opposition brief on June 18, 2002. Plaintiffs have not yet filed their reply brief.

On January 16, 1997 and May 19, 1997, two purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the “Ferrari Federal Action”) and by James C. Nevius and William Molair (the “Nevius Federal Action”), respectively. Both complaints alleged that the defendants made false and misleading statements concerning the Company’s business condition and prospects and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the “Consolidated Federal Action”). On October 13, 2000, the court ordered that the Ferrari Plaintiffs’ and Nevius Plaintiffs’ complaints be dismissed without leave to amend and that both actions be dismissed with prejudice. The Nevius Plaintiffs and Ferrari Plaintiffs filed notices of appeal on October 27, 2000 and November 9, 2000, respectively. These appeals have been consolidated. The Nevius and Ferrari Plaintiffs filed their opening briefs on July 8, 2002. Defendants’ opposition brief is due August 28, 2002.

The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously, and believes the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company’s business, results of operations and financial condition.

In September 2001, the Bay Area Air Quality Management District (“BAAQMD”) filed a complaint in the Superior Court of the State of California, Alameda County, alleging violations of permit conditions and district regulations relating primarily to breakdowns of the Company’s thermal oxidizer in its Fremont plant over a three-year period. The Company had promptly notified the BAAQMD of all such breakdowns and had not been assessed any fines or received any further correspondence relating to these incidents by the BAAQMD prior to being served with the complaint. The Company answered the complaint in October of 2001. The parties have been referred to mediation. The mediation date has not yet been scheduled. The Company believes that it has meritorious defenses to the action. Accordingly, the Company intends to defend this action vigorously, and believes the final disposition of the claims set forth in this action will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Except as so noted, the Company is not a party, nor is its property subject, to any pending legal proceedings other than ordinary routine litigation incidental and not material to the Company’s business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 12.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the complete transition to 60 and 80 GB per 3.5-inch platter programs is not expected to occur until fiscal 2003. As a result, the Company expects lower sales for fiscal 2002 as compared to fiscal 2001 and expects to incur a loss for fiscal year 2002. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the three and nine months ended June 30, 2002. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the Company’s timely participation in the next generation 60 gigabyte and 80 gigabyte products. The Company expects improved operating results in fiscal 2003 and beyond. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

NOTE 13.    SUBSEQUENT EVENTS

In July 2002, the Company announced a 5% reduction in its worldwide workforce of approximately 500 employees. The Company expects to record a charge for restructuring, for the reduction in workforce and other cost cutting measures, of approximately $20 million for the three-month period ending September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report; and Item 1, Business, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and notes thereto, in the Company’s Annual Report for the fiscal year 2001 as filed on Form 10-K.

FORWARD-LOOKING INFORMATION

        Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Quarterly Report of Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements include, but are not limited to: the Company’s expectation of lower revenue and lower unit shipments for fiscal 2002 as compared to fiscal 2001; that the Company will incur a loss for fiscal 2002; the Company’s expectation that it will achieve and maintain acceptable yields on its programs; the Company’s plan to acquire $50–55 million in capital equipment during fiscal 2002, including financing these potential acquisitions through leases; the Company’s expectation that fiscal 2003 operating results will improve; the Company’s plans to pursue opportunities to continue to improve the efficiency of its operations; and the Company’s belief that the Company and the individual defendants in the purported class actions (collectively, the Actions) described in Part I, Item 1, Note 11 and Part II, Item 1, Legal Proceedings, have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors that could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs including with respect to the Company’s 60 and 80 gigabyte per platter products; failure to timely and cost-effectively introduce those programs into manufacturing and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors’ products more quickly or cost effectively than the Company’s products; constraints on supplies of raw materials or components limiting the Company’s ability to maintain or increase production; that the anticipated trend of increases in areal density may not occur or may occur faster than anticipated; significant increases or decreases in demand for the Company’s products, cancellation or rescheduling of customer orders, changes to the Company’s product mix, and changes in business conditions affecting the Company’s financial position or results of operations that significantly increase the Company’s working capital needs; the Company’s inability to obtain or generate sufficient capital to fund its operating expenses, research and development expenses, capital expenditures and other working capital needs; or failure by the Company to obtain favorable resolution of its outstanding litigation claims. For a more detailed discussion of certain risks associated with the Company’s business, see “Certain Additional Business Risks” below and other risk factors described in the Company’s filings with the Securities and Exchange Commission, in particular its Annual Report on Form 10-K for fiscal year 2001. All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement, whether as a result of new information relating to existing conditions, future events or otherwise.

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

Long-lived assets.    The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company’s business is highly capital intensive, with demand for products highly variable and difficult to predict. The Company has limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the complete transition to 60 and 80 GB per 3.5-inch platter programs is not expected to occur until fiscal 2003. As a result, the Company expects lower sales for fiscal 2002 as compared to fiscal 2001 and expects to incur a loss for fiscal year 2002. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the three and nine-month periods ended June 30, 2002. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the Company’s timely participation in the next generation 60 gigabyte and 80 gigabyte products. The Company expects improved operating results in fiscal 2003 and beyond. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

Inventory Valuation.    The Company is dependent on a few customers and a limited number of product programs for each customer. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one program to another for a particular customer. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of the forecasted usage to the estimated realizable values. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account product life cycles, which typically range from six to twelve months, the maturity of the product (whether a newly introduced product or a product approaching end of life), and the impact of competitors’ product announcements. The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introductions of new products by competitors, technology obsolescence or fluctuations in demand for the Company’s products. If market conditions are less favorable than the Company’s forecast or if actual demand from customers is lower than the estimates, the Company may be required to record additional inventory write-downs. Conversely, if demand is higher than expected due to a change in mix or forecast, the Company may sell inventory that had previously been written down.

Allowance for bad debt.    The Company is dependent on a limited number of customers. As a result, the Company’s trade accounts receivable is highly concentrated. While the Company performs ongoing credit reviews of its customers and has established an allowance for bad debt, a significant deterioration in the credit-worthiness of any significant customer may result in additional charges to increase the allowance for bad debt.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:    As of the end of the first nine months of fiscal 2002, the Company had cash and investments of $68.1 million, total assets of $338.6 million and total liabilities of $163.7 million.

The recent restructuring activities and the sale of Scion have reduced ongoing operating expenses as compared to historical levels. The Company expects to expend cash and incur operating losses for the quarter ending September 30, 2002. The Company estimates it will need to raise additional capital through debt or equity offerings in the first fiscal quarter of 2003. The Company’s ability to fund its operating and capital requirements for fiscal 2003 and to obtain financing is dependent on timely qualification and volume shipments of HGAs and HSAs for customers’ 60 and 80 gigabyte per platter and enterprise programs. The Company believes it will be successful in qualifying and ramping volume shipments for customers’ 60 and 80 gigabyte per platter and enterprise programs and in obtaining financing. There can be no assurance, however, that the Company will be successful on these programs or that any such financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or the Company is unsuccessful in obtaining financing, the Company’s operations will be materially negatively impacted.

Cash and cash equivalents decreased by $87.4 million from fiscal 2001 year-end attributable to the net loss of $159.6 million, a decrease in accounts payable and accrued liabilities of $36.3 million and capital expenditures of $46.0 million, partially offset by depreciation and amortization of $69.8 million, a decrease in accounts receivable of $47.9 million, an inventory decrease of $15.7 million and $14.6 million generated from financing activities.

Cash utilized by operating activities for the nine-month period ending June 30, 2002 was $68.8 million. The negative cash flow from operating activities was primarily attributable to the net loss from continuing operations of $159.6 million, a gain on the sale of Scion of $9.4 million and a $36.3 million decrease in accounts payable and accrued liabilities. The decrease in accounts payable balances was mainly attributable to a lower build volume. This was partially offset by depreciation and amortization of $69.8 million, the loss from property and plant of $6.8 million from the write-down of the Philippine’s real estate, and decreases in accounts receivable and inventory of $47.9 million and $15.7 million, respectively. The change in accounts receivable and inventory is the result of lower sales and lower build volumes for the first nine months of fiscal 2002.

Cash utilized by investing activities totaled $33.2 million for the nine-month period ended June 30, 2002. The use of cash is attributable to the Company’s capital expenditures of $46.0 million, partially offset by the cash received on the sale of Scion, less Scion’s cash balances at the time of sale, of $14.7 million. The Company’s current plan for capital equipment purchases during fiscal 2002 is approximately $50-55 million.

Cash provided by financing activities was $14.6 million for the nine-month period ended June 30, 2002. Cash provided by financing activities is the result of $12.4 million in proceeds from short-term borrowings as the result of additional 400 million in Thai baht denominated borrowings and insurance financing. Additional cash was generated from the proceeds of employee stock and option plans totaling $5.8 million.

The Company does not pay cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

NET SALES:    Net sales from continuing operations were $36.5 million and $224.8 million for the three and nine-month periods ended June 30, 2002, respectively, compared to net sales of $174.3 million and $557.3 million for the comparable periods in fiscal 2001. The decrease is attributable to a combination of lower unit shipments and lower prices for both disk drive and tape drive products. The Company shipped 5.2 million and 33.5 million recording heads for the hard disk drive and tape drive markets, including head gimbal assemblies shipped in the form of head stack assemblies, for the three and nine-month periods ended June 30, 2002, compared to 22.5 million and 68.5 million head gimbal assemblies shipped during the three and nine-month periods ended July 1, 2001. The decrease in shipments during the three and nine-month periods ended June 30, 2002 compared to the same periods last fiscal year is the result of the Company’s late and limited participation during fiscal 2002 on its customers’ 40 gigabyte per platter programs. The Company faced technical issues with its HGAs and was not qualified on customers’ 40 gigabyte 7200 RPM programs in the first half of fiscal 2002. The Company was shipping HGAs and HSAs supporting customer’s 5400 RPM and 7200 RPM 40 gigabyte per platter programs in the third fiscal quarter of fiscal 2002, but had limited participation on these programs. Sales for 40 gigabyte per platter programs represented approximately 75% of sales for the quarter ended June 30, 2002.

Head gimbal assemblies accounted for 28% and 48% of net sales during the three and nine-month periods ended June 30, 2002 versus 52% and 51% for the comparable periods last year. Head stack assemblies accounted for 62% and 43% of net sales for the three and nine-month periods ending June 30, 2002 as compared to 40% and 43% for the same periods last year.

The Company’s customer base remains highly concentrated as its three HDD customers, Maxtor, Samsung and Western Digital, accounted for 92% and 91% of net sales for the three and nine-month periods ended June 30, 2002, compared to 91% and 93% for the comparable periods last year.

GROSS MARGIN:    The Company’s gross margins are primarily influenced by the relationship of unit sales to fixed costs, average selling prices, manufacturing yields and product mix. The relative impact of these factors fluctuates from time to time. Head stack assemblies typically have a lower gross margin, as a percentage of sales, than head gimbal assemblies. Head stack assemblies typically consist of one or more HGAs and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the head stack assembly and the gross margin on such purchased components is typically lower than the gross margin on HGAs produced by the Company.

The gross margin loss from continuing operations was $62.5 million and $96.9 million for the three and nine-month periods ended June 30, 2002, as compared to a gross margin of $24.0 million and $90.7 million for the same periods last year. The decline in gross margin during the three and nine-month periods of fiscal year 2002 is attributed to significantly lower unit volumes and lower pricing for disk drive and tape drive products, lower manufacturing yields and special charges. For the three-month period ended June 30, 2002, the Company incurred special charges totaling $16.7 million primarily for the write-down of 40 gigabyte per platter inventory. For the nine-month period ended June 30, 2002, special charges of $36.7 million were incurred for 40 gigabyte per platter inventory and severance costs related to an 11% reduction in force, or approximately 1,250 employees, at the Company’s U.S. and Thailand facilities.

RESEARCH AND DEVELOPMENT:    Research and development expenses for continuing operations declined to $10.6 million and $35.1 million for the three and nine-month periods ended June 30, 2002 as compared to $13.3 million and $40.6 million for the previous year. The reduction in spending for the three and nine-month periods ended June 30, 2002 is attributable to lower depreciation expense, a reduction in workforce and elimination of profit-sharing and bonus accruals.

SELLING, GENERAL & ADMINISTRATIVE:    Selling, general and administrative (“SG&A”) expenses for continuing operations were $6.0 million and $18.6 million for the three and nine-month periods ended June 30, 2002, compared to $6.7 million and $21.5 million for the same periods last year. The decrease in spending is attributable to a reduction in workforce and elimination of profit-sharing and bonus accrual, for the three and nine-month periods ending June 30, 2002.

INTEREST INCOME (EXPENSE) AND OTHER, NET:    Interest income (expense) and other, net for the three and nine-month periods ended June 30, 2002 was an expense of $7.6 million and $6.0 million, respectively, as compared to income of $6.0 million and $2.8 million for the comparable periods the previous year. In the three month period ended June 30, 2002, the Company incurred an expense of $6.8 million for an asset related write-down for the Company’s Philippine real estate as compared to the three-month period ended July 1, 2001 when the Company recognized a gain of $4.9 million on the sale of real estate in Malaysia.

INCOME TAXES:    The Company recorded a tax benefit of $0.6 million for the nine-month period ended June 30, 2002, compared to an expense of $0.3 million for the comparable periods last year. The tax benefit was primarily attributable to a new law that eliminated the 90% limitation on US alternative minimum tax net operating loss utilization for tax years ending in 2001 and 2002 and extended net operating loss carrybacks from 2 years to 5 years.

GAIN ON DISPOSAL OF SUBSIDIARY:    In April 2002, JDS Uniphase Corporation acquired Scion Photonics, Inc., the Company’s majority-owned subsidiary, in a cash transaction. As a result of this transaction, the Company recorded a net gain in the quarter ending June 30, 2002 from discontinued operation of $8.1 million, representing a loss from discontinued operations of $1.3 million and a gain on the disposal of its interest in Scion of $9.4 million. For the nine-month period ended June 30, 2002, net loss from discontinued operations, including the gain of $9.4 million, was $3.7 million as compared to $2.7 million for the nine-month period ended July 1, 2001.

Non-Audit Services Provided by Auditors

Under Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, which was enacted on July 30, 2002, the audit committee of the board of directors is obligated to pre-approve any non-audit services provided to the Company by its external auditors, and the Company is required to disclose such approvals to investors in its periodic SEC reports. Accordingly, in August of 2002, the audit committee approved the provision of certain such non-audit tax compliance and regulatory services to the Company by its external auditors Ernst & Young LLP.

CERTAIN ADDITIONAL BUSINESS RISKS

The Company’s business, financial condition and operating results can be affected by a number of factors, including but not limited to those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

Rapid Technological Change

Technology changes rapidly in the Company’s industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company’s business, financial condition and results of operations. For example, in the third quarter of fiscal year 1999, the Company incurred a restructuring charge of $37.7 million for the write-off of equipment associated with the Company’s transition from MR to GMR technology. For the first nine months of fiscal 2002, the Company had limited participation on customers’ 40 gigabyte per platter programs and incurred a loss of $159.5 million, including special charges of $36.7 million primarily related to the 40 gigabyte per platter inventory.

During fiscal 2001, the Company shipped 89.1 million GMR heads (including heads in head stack assemblies), accounting for approximately 93% of net sales during the period. The Company expects to continue investing significant resources in GMR and in other thin film magnetic product development and manufacturing equipment. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing new GMR heads at acceptable manufacturing yields as is needed to achieve consistent design-in wins on customers’ new product programs.

Financial Resources

As of June 30, 2002, the Company had cash and investments of $68.1 million, total assets of $338.6 million and total liabilities of $163.7 million.

The recent restructuring activities and the sale of Scion have reduced ongoing operating expenses as compared to historical levels. The Company expects to expend cash and incur operating losses for the quarter ending September 30, 2002. The Company estimates it will need to raise additional capital through debt or equity offerings in the first fiscal quarter of 2003. The Company’s ability to fund its operating and capital requirements for fiscal 2003 and to obtain financing is dependent on timely qualification and volume shipments of HGAs and HSAs for customers’ 60 and 80 gigabyte per platter and enterprise programs. The Company believes it will be successful in qualifying and ramping volume shipments for customers’ 60 and 80 gigabyte per platter and enterprise programs and in obtaining financing. There can be no assurance, however, that the Company will be successful on these programs or that any such financing will be available when needed on terms and conditions acceptable or favorable to the Company, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or the Company is unsuccessful in obtaining financing, the Company’s operations will be materially negatively impacted.

Dependence on a Limited Number of Customers; Risk of Reduced or Cancelled Orders

The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition, frequent delivery schedule changes and steady price erosion. In addition, demand for the Company’s products is highly variable and thus difficult to predict accurately. This variability was demonstrated in the last three quarters of fiscal 1999, when the industry made a faster transition to GMR than anticipated and the Company had limited design-in wins for its early GMR products with its customers. Demand variations such as these, as well as the demand for personal computers, can materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s largest customers are Maxtor, Western Digital and Samsung, representing 41%, 36%, and 16%, respectively, of the Company’s net sales during fiscal 2001. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in or cancellation of orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company’s business, financial condition and operating results. Acquisitions or significant transactions by the Company’s customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company’s business, financial condition and results of operations.

Dependence on a Limited Number of Suppliers

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. Limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company’s production and results of operations. The Company has limited alternative sources of certain key materials, such as wafer substrates, photo resist and suspensions, and frequently must rely on a single equipment supplier for a given type of equipment due to lack of viable alternatives or to insure process consistency. Furthermore, the Company’s customers generally determine the suppliers in advance. Accordingly, capacity constraints, production failures or restricted allocations by the Company’s suppliers could have a material adverse effect on the Company’s production, and its business, financial condition and results of operations.

Dependence on Single Manufacturing and Assembly Facilities

The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company uses one wafer fabrication facility in Milpitas, California for its tape head operations, and one location in the Philippines for its tape head assembly operations. The Company’s wafer fabrication facilities, and a majority of its administration and data processing functions, are located in a seismically active area that has experienced major earthquakes in the past. A fire, flood, earthquake or other disaster affecting any of these locations may have an adverse effect on the Company’s business, financial condition and results of operations.

Complex Manufacturing Processes

The Company’s manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss and, in some cases, can cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter yields typically increase as the Company ramps to full production. The Company’s forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company’s gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing GMR products. Further, short product life cycles requires that the Company produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle which is more conducive to higher manufacturing yields and declining costs.

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

International Operations

The Company’s production process is labor intensive. As a result, the Company conducts substantially all of its head gimbal assembly machining, assembly and test operations, head stack assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities. These risks include the need to obtain requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations. At this time none of the Company’s employees are represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

In addition, several Asian countries, including Thailand and the Philippines, experience fluctuations in the value of their currencies relative to the U.S. dollar. The Company is unable to predict what effect, if any, these factors will have on its ability to manufacture products in these markets. The Company enters into foreign currency forward and option contracts in an effort to manage exposure related to certain foreign currency commitments, foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. There can be no assurance, however, that the Company’s attempts to manage these exposures will be successful.

Substantial Capital Expenditures; Asset Utilization

The Company’s business is highly capital intensive. The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and increased anticipated demand for its products. The Company made capital expenditures during fiscal 2001 of $84 million compared to $93.6 million during fiscal 2000. The Company expects capital expenditures between $50-55 million during fiscal 2002. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers’ needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company’s plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company’s underestimation or overestimation of its capacity requirements, or its failure to successfully and timely put in place the proper technologies, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in demand can also lead to under-utilization of assets and the consideration of asset impairment charges. The carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be impaired. An impairment review requires management to make certain estimates and judgments regarding future cash flows that management expects to be generated by groups of assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the expected successful execution of the Company’s business strategy in that market. These assumptions include forecasts regarding revenue, gross margins, and other operating expenditures. Because the Company operates in a volatile industry, characterized by rapid technological change, these assumptions are inherently subject to change in the near term and may result in an adverse impact on earnings.

Inventory Risks; Custom Product Risks

Due to the cyclical nature of and rapid technological change in the hard disk drive industry, the Company’s inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, the Company is dependent on a few customers and a limited number of product programs for each customer. The magnitude of the commitments the Company must make to support its customers’ programs is very large and the Company has limited remedies in the event of program cancellations. If a customer cancels or materially reduces orders for one or more product programs, or experiences financial difficulties, the

Company may be required to take significant inventory charges, which in turn could materially and adversely affect the Company’s business, financial condition and results of operations. Special charges were incurred in the second and third fiscal quarters of 2002 primarily relating to 40 gigabyte per platter inventory. The Company may be required to take additional inventory write-downs in the future due to the Company’s inability to obtain necessary product qualifications, or due to further cancellations by customers.

The Company manufactures custom products for a limited number of customers. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one product program to another for a particular customer. However, to enable its customers to get products to market quickly and to address its customers’ demand requirements, the Company must invest substantial resources and make significant materials commitments, often before obtaining formal customer qualifications and generally before the market prospects for its customers’ products are clear. Moreover, given the rapid pace of technology advancement in the disk drive industry, the disk drive products that do succeed typically have very short life cycles. Finally, in response to rapidly shifting business conditions, some of the Company’s customers have generally sought to limit purchase order commitments to the Company, and have done so by employing what is known in the industry as JIT (Just-in-Time) hubs. If the customer does not have demand from its end customer, the customer will not pull the inventory from the JIT hub and thus the Company may be left with excess and or obsolete inventory, which increases inventory risk.

Dependence on Key Personnel

The Company’s future performance depends on the continued service of key members of management and its highly skilled research and development and manufacturing personnel. If the Company is unable to retain the existing employees or hire and integrate new employees, it may have an adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in Operating Results

The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company’s future operating results could vary substantially from quarter to quarter. The Company’s operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain design-in wins on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company’s products; low product manufacturing yields; increased returns or rework; changes in product mix; increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; disruptions in domestic or foreign operations; and general economic conditions.

The Company’s net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. For example, in the last three quarters of fiscal 1999, the Company experienced delays and cancellation of orders, lower average selling prices, inventory and equipment write-offs, and higher unit costs due to under-utilization of production capacity. In the second and third quarters of fiscal 2002, the Company experienced significantly lower shipments as a result of limited participation on customers’ 40 gigabyte per platter programs. As a consequence, the Company experienced a significant reduction in net sales and a negative gross margin and incurred significant losses in 1999 and for the second and third quarters of fiscal 2002.

Volatility of Stock Price

The trading price of the Company’s common stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, qualifications on volume shipment programs from major customers, general conditions in the disk drive and computer industries, general economic conditions and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies. The Company’s common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company’s common stock.

In addition, the Company’s stock has been trading under $1.00 since June 26, 2002. Consequently, on August 8, 2002, the Company was contacted by the Nasdaq Stock Market and advised that its common stock could be delisted from the Nasdaq Stock Market quotation system if its stock does not achieve a minimum bid price of at least $1.00 for ten consecutive trading days during the 90 days subsequent to such notice. The liquidity of the trading market for the Company’s common stock would likely be materially and adversely affected if its common stock were delisted.

Regulatory Changes

Recently enacted and proposed changes in security laws and related regulation could result in increased costs to the Company. Recently enacted and proposed changes in the laws and regulations affecting public companies including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and Nasdaq could result in increased costs to the Company as it evaluates the implications of any new rules and responds to the requirements. The new rules could make it more difficult for the Company to obtain certain types of insurance, including directors and officer liability insurance and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company’s board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs the Company may incur or the timing of such costs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for fiscal year 2001 under the heading “Quantitative and Qualitative Disclosures About Market Risk”.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information on Legal Proceedings please see Note 11 to the Company’s Consolidated Condensed Financial Statements in Part I of this report on Form 10-Q, which information is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

There were no Reports on Form 8-K filed during the third quarter of fiscal 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READ-RITE CORPORATION

Date:	August 14, 2002	By:	/s/ ANDREW C. HOLCOMB
Andrew C. Holcomb Sr. Vice President and Chief Financial Officer