Form 10-K
period 2002-09-29
READ RITE CORP /DE/
filed 2002-12-30
CIK 819480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 0-19512

Read-Rite Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2770690
(State of incorporation)	(I.R.S. Employer Identification No.)

44100 Osgood Road, Fremont, California (Address of principal executive offices)	94539 (Zip code)

Registrant’s telephone number, including area code:

(510) 683-6100

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value Per Share
Rights To Purchase Series A Participating Preferred Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 24, 2002 (based on the closing price of the Registrant’s common stock as reported on the NASDAQ National Market as of such date) was $42,148,892. Shares of voting stock held by each officer and director and by each stockholder affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 24, 2002 was 121,116,940.

Documents Incorporated by Reference

      Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held February 5, 2003 are incorporated by reference into Part III of this Form 10-K.

Forward Looking Information

      Certain statements in this Annual Report on Form 10-K for Read-Rite Corporation (“Read-Rite” or the “Company”) include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements include, but are not limited to, the Company’s belief it will obtain sufficient financing for its operations in fiscal 2003; the Company’s expectation that the industry trend toward fewer average head gimbal assemblies (“HGAs”) per head stack assembly (“HSA”) and competitive pricing pressures will continue; the Company’s expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company’s expectation that documentation to extend the maturity to the second fiscal quarter of 2004 with a Thai financial institution will be finalized in January 2003; the Company’s expectation for lower research and development and sales, general and administrative expenses in fiscal 2003; the Company’s expectation for increased revenue and unit growth in fiscal 2003; the Company’s plan to acquire $30-35 million in capital equipment during fiscal 2003, including the potential acquisition of certain assets through operating leases; the Company’s plan to pursue opportunities to continue to improve the efficiency of its operations, and the Company’s belief that the Company and the individual defendants in the purported class actions (collectively, the “Actions”) described in Part I, Item 3 and Part II, Item 8 “Legal Proceedings,” have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

      Some factors which could cause future actual results to materially differ from the Company’s recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors’ products more quickly or cost effectively than the Company’s products; constraints on supplies of raw materials or components limiting the Company’s ability to maintain or increase production; the anticipated trend of increases in areal density not occurring; significant increases or decreases in demand for the Company’s products, cancellation or rescheduling of customer orders, changes to the Company’s product mix, and changes in business conditions affecting the Company’s financial position or results of operations which significantly increase the Company’s working capital needs; the Company’s inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company’s business, see “Certain Additional Business Risks.” The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

PART I

Item 1.	Business

General

      Read-Rite Corporation (“Read-Rite” or the “Company”) is one of the three major independent suppliers of magnetic recording heads for the hard disk drive (“HDD”) and tape drive markets. The Company designs, manufactures and markets magnetic recording heads as head gimbal assemblies (“HGAs”) and incorporate multiple head gimbal assemblies into head stack assemblies (“HSAs”). Read-Rite’s products are sold primarily for use in 3.5 inch hard disk drives for desktop computer devices, for high performance enterprise hard disk drives used in network and mainframe applications, and for consumer electronic devices such as game stations or personal video recorders. The Company also is a market leader in providing magnetoresistive (“MR”) and inductive tape heads to the entry level through mid-range tape drive markets.

      As the Company entered fiscal year 2002, it continued its successful execution on the 20 and 30 gigabyte per platter programs, shipping 21.6 million magnetic recording heads (including HGAs incorporated into HSAs) in the first fiscal quarter of 2002. As Read-Rite exited the first fiscal quarter of 2002, production was ramping on 40 gigabyte per platter products supporting customers’ 5400 rpm programs. The Company encountered technical challenges on products supporting customers’ 40 gigabyte per platter 7200 rpm programs, which represented the majority of the customers’ demand beginning in the second fiscal quarter of 2002. Read-Rite instituted actions to resolve the technical issues, shipping product in volume for 40 gigabyte 7200 rpm programs during the second half of the fiscal year. The Company’s late and limited participation on 40 gigabyte per platter programs resulted in significantly reduced unit shipments and sales for the second through fourth fiscal quarters of 2002. The Company shipped slightly more than 17 million magnetic recording heads during these three quarters of the fiscal year, for a total of 38.7 million heads for the fiscal year. Fiscal year 2002 sales were $262.8 million.

      The Company’s net sales (as a percentage of net sales) to its largest customers during fiscal 2002 and fiscal 2001 were as follows:

Customers	2002	2001

Western Digital	49%	36%
Maxtor	27%	41%
Samsung	15%	16%
All Others	9%	7%

	100%	100%

      The above figures include both direct shipments and shipments to third parties who sub-assemble products on behalf of these customers.

      The Company’s wafer manufacturing facility for disk drive heads is located in Fremont, California. The Company’s primary slider fabrication and HGA and HSA assembly facilities are in Bangkok, Thailand. The Company manufactures wafers for tape heads in Milpitas, California, and performs device fabrication, assembly and test operations in the Philippines.

      Read-Rite was incorporated in California in 1981 and reincorporated in Delaware in 1985.

      For a discussion of certain significant risk factors associated with the Company’s business, see “Certain Additional Business Risks.”

     Company Strategy

     HDD Recording Head Product Strategies

      The Company operates in an industry with limited visibility. The hard disk drive industry expects demand for products to be fueled by growth in non-personal computer (“PC”) applications, entry-level servers and the notebook markets. The majority of the growth expected from non-PC computer applications is forecasted to come from game stations, personal video recorders and set top boxes. These non-PC applications as well as demand from traditional applications such as network servers (intranet and internet), workstations, and mainframes, continue to drive the computer industry’s demand for greater performance and higher data storage capacity. From fiscal 1994 to the end of fiscal 2002, the capacity for a single disk, 3.5-inch drive increased from approximately 270 megabytes (“MB”) to 80 gigabytes (“GB”). The significant increase in storage capacity has recently outpaced the rate of increase in demand for such capacity, causing desktop disk drives to utilize fewer heads per unit. The rapid introduction of new, higher performance products, shorter product life cycles and the trend toward fewer heads per drive places significant pricing pressure on hard disk drives and drive components, including recording heads.

      To be competitive in this demanding environment, the Company collaborates closely with its customers as well as its technology partners in media, channel electronics, suspension assemblies and capital equipment manufacturers to ensure critical development projects proceed in a timely and coordinated manner. The Company continually designs new product platforms to accommodate a broad range of customer requirements. It is critical that the Company achieve continuous and timely design qualifications. While disk drive manufacturers commonly qualify more than one supplier, early design wins are important in order to become one of the primary volume suppliers. It is also critical to be the primary volume supplier on programs due to the short product life cycle, which has typically lasted from six to twelve months. To be profitable, the Company must reach volume production rapidly, and must continuously reduce costs and improve processes to increase product yields and reduce cycle time over this short product life cycle. During fiscal 2001 and into the first quarter of fiscal 2002, the Company executed its strategy of technology leadership and low cost manufacturing, shipping in high volume HGAs and HSAs for customers’ 20 and 30 gigabyte per platter programs. Technical issues with the Company’s product for its customers’ 40 gigabyte per platter 7200 rpm products resulted in late qualification on these programs, which negatively impacted unit shipments and sales for the remainder of the 2002 fiscal year. The Company anticipates increased sales and unit shipments in fiscal year 2003 as it continues to ship HGAs and HSAs for 40 gigabyte per platter programs and begins shipments on customers’ 60 and 80 gigabyte per platter programs. The Company is qualified on one program and anticipates additional qualifications on 60 and 80 gigabyte programs to occur in the second fiscal quarter of 2003. There is no assurance that the Company will be successful in qualifying its products on these 60 and 80 gigabyte programs.

     Tape Head Product Strategies

      The Company began providing MR tape heads for use in quarter-inch cartridge tape drives in 1994 as part of its strategy to diversify its product offerings from the hard disk drive market. In 2000, the Company began shipments of multi-channel tape heads for the low to mid-range tape drive markets. These multi-channel tape heads have smaller track widths, multiple channels, read-while-write verification and higher data densities. Tape heads provided by the Company are incorporated into products at capacities ranging from 4 GB to 160 GB. The Company anticipates flat unit sales for tape heads during fiscal year 2003. Sales from tape head products account for less than 10% of total Company sales.

     Diversification Strategies

      In fiscal year 2000, the Company formed Scion Photonics, Inc. (“Scion”), which operated as the Company’s fiber optic segment. In fiscal year 2002, the Company sold its interest in Scion to JDS Uniphase. The Company continually evaluates and researches other areas to diversify the resources of the Company into areas that leverage the Company’s expertise, core competencies, patent portfolio and other assets and intellectual property belonging to the Company.

Products

      The Company’s primary products are head gimbal assemblies (“HGAs”), head stack assemblies (“HSAs”) for hard disk drives, and heads for tape drives. An HGA consists of a magnetic recording head attached to a flexure, or suspension assembly. A number of HGAs can be combined with an actuator, a coil assembly and a flexible circuit assembly to form an HSA. The remaining principal components of hard disk drives are media, a motor/ spindle assembly for rotating the disk, control electronics and firmware. The rigid disks, or media, are coated with a thin layer of magnetic material and attached to the motor/ spindle assembly, which rotates the disks at high speed within a sealed enclosure. The heads are attached to, and positioned by, a movable actuator, and “fly” above both sides of each disk. The position of the heads is controlled by the drive electronics based on a servo pattern previously written on the surface of the disk. The heads record or retrieve data from tracks in the magnetic layer of each disk. HDDs are used in systems to record, store and retrieve digital information. Most applications require access to a greater volume of data than can economically be stored in the random access memory of the central processing unit (commonly known as “semiconductor” memory). This information can be stored on a variety of storage devices, including HDDs, flexible disk drives, magnetic tape drives, optical disk drives and solid state memory. HDDs currently provide access to large volumes of information faster than optical disk drives, flexible disk drives or magnetic tape drives, and at substantially lower cost per GB than high-speed solid state memory.

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

     Head Gimbal Assemblies

      Disk drive manufacturers purchase from the Company either fully assembled HSAs, or purchase HGAs separately and assemble, or have assembled, their own HSAs. Direct sales of HGAs accounted for approximately 45% of the Company’s net sales for fiscal 2002, compared to 53% and 40% of the Company’s net sales for fiscal 2001 and fiscal 2000, respectively.

     Head Stack Assemblies

      The Company has been supplying HSAs since fiscal 1992 as part of its strategy to supply higher value products to its customers. HSAs accounted for approximately 46% of the Company’s net sales during fiscal 2002, compared to 41% and 54% of the Company’s net sales during fiscal 2001 and fiscal 2000, respectively.

     Tape Heads

      The Company began providing MR tape heads for use in quarter-inch cartridge tape drives in 1994 as part of its strategy to diversify its product offerings from the hard disk drive market. In fiscal year 2000, the Company began shipments of MR multi-channel tape heads. Tape heads provided by the Company are incorporated into products at capacities ranging from 4 GB to 160 GB supplying tape heads for the low to mid-range tape drive markets.

Manufacturing

      Read-Rite’s operating results are highly dependent upon its ability to produce large volumes of magnetic recording heads at acceptable manufacturing yields. For risks associated with manufacturing, raw materials and foreign operations, see “Certain Additional Business Risks”. The Company’s manufacturing process for thin film heads is divided into the following main areas: wafer fabrication, slider fabrication/wafer slicing, HGA assembly and testing, and HSA assembly and testing. For tape heads, the Company’s manufacturing process consists of wafer fabrication, wafer slicing, assembly and testing.

     Wafer Fabrication

      The Company presently fabricates wafers at its facility in Fremont, California for head gimbal assemblies for its hard disk drive products. During fiscal year 2002, the Company completed the transition from manufacturing six-inch square to manufacturing six-inch round wafers at its Fremont facility. The Company fabricates wafers in Milpitas, California for tape head products.

     Slider Fabrication & Wafer Slicing

      Wafers are shipped from the Fremont facility to the Company’s operations in Thailand. In Thailand the wafers are machined and sliced into sliders in five phases. First, diamond saws grind the wafer to a proper target and cut the wafer into rows, or bars, of sliders. Second, the rows are lapped to the proper stripe height using an automated, multi-stage lapping process. Third, the rows are coated with a protective diamond-like coating. Fourth, the Company uses photolithography reactive ion etching and ion milling processes to define and shape the air bearing surfaces of the individual sliders in each row. Finally, the rows are cut into individual sliders and tested.

     HGA Assembly & Testing

      The assembly and testing is conducted at the Company’s Thailand facilities. Most of the Company’s HGA assembly is performed on automated assembly lines. Typically, a number of stainless Trace Suspension Assemblies (“TSAs”) are placed in a precision pallet. A slider is bonded to each suspension, and an electrical connection is made between the conductors on the suspension and the slider. The elimination of manual labor required to attach the sliders to the suspensions improves consistency and the Company’s yield while reducing costs and improving productivity.

      The Company typically tests its HGAs before shipment to ensure the HGAs meet customer specifications. Despite such testing, however, customers may return defective lots if, due to different testing equipment or procedures, damage in shipment or other factors, they determine the HGAs in the lot do not meet specifications.

     HSA Assembly & Testing

      The Company presently assembles its HSAs at its facilities in Thailand. HSAs can consist of up to 23 total parts. The HGAs, the actuator coil and a flexible printed circuit cable are mounted on the actuator such that the heads can be positioned within the disk drive. The HSA also includes a read/write preamplifier and head selection circuit, and may include other miscellaneous parts, such as bearings, a voice coil, and a connector, depending on the design of the customer’s disk drive.

     Tape Heads

      After the Company’s tape head wafers are fabricated in Milpitas, they are tested for their electronic characteristics, and mapped for later sorting. The wafers are sliced into rows and subsequently sliced into individual elements by a subcontractor in China. After the tape wafers are sliced and sorted into individual tested devices, they are shipped from the subcontractor to Read-Rite’s Philippines facility. The devices are assembled into a body and tape support structure and subsequently contoured to create a “tape bearing surface” over which the magnetic tape media is passed. After contouring, a flexible cable is attached and this assembly is mounted into a customer-unique carriage. The final unit is dynamically tested and mechanically inspected prior to shipping.

Customers, Marketing & Sales

      The Company’s largest customers during fiscal 2002 were Western Digital, Maxtor and Samsung, representing 49%, 27%, and 15%, respectively, of the Company’s net sales for the period. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of HGA, HSA or MR tape head supply, the Company expects its dependence on a relatively limited number of customers to continue. Moreover, customers in the disk drive industry have limited the number of suppliers of recording heads per program, as they continue to focus their own efforts on fewer and larger new programs. Thus, the Company expects that it has been and will continue to be important to successfully achieve design wins for most major programs for its primary customers.

      The Company continued its focus on strong customer support, improved service and quality programs to strengthen its customer relationships during fiscal year 2002. The Company has, for each of its major customers, dedicated teams that are responsive to the specific needs of each customer. Each team focuses on the requirements of its customers, closely collaborating with its customers on new product introductions, including design support, early availability of advanced samples, prototype production, and volume manufacturing ramps. Further, to meet its customers’ time-to-market goals, the Company strives to anticipate its customers’ requirements through the use of the Company’s technology roadmap to translate customer requirements into product platform specifications and to develop short, medium and long-term strategies for achieving those specifications. This customer focus and close collaboration helps facilitate early design wins and improves the Company’s ability to timely reach volume production.

      The Company continues to maintain close technical collaboration with its customers during the design phase of new programs to facilitate integration of the Company’s products into such programs, to improve the Company’s ability to rapidly reach high manufacturing volumes and yields, and to position the Company to be a primary supplier of HGAs, HSAs and tape heads for new programs. Read-Rite believes that winning early design qualifications is critical, particularly in light of the rapid migration toward higher volume disk drive programs and the shorter life cycles of such products.

      The Company’s total foreign net sales accounted for 99%, 97% and 97% of net sales during fiscal 2002, 2001 and 2000, respectively. See Note 14 in Notes to Consolidated Financial Statements for information regarding segments and sales to various countries which information is hereby incorporated by reference into this Item 1.

Competition

      The Company’s major merchant market competitors are two Japanese independent recording head manufacturers, TDK and Alps. The Company believes the most important competitive factors in supplying recording heads to the hard disk drive industry are timely delivery of new technologies, product quality and the ability to reach volume production rapidly with low cost. Competition remains intense and several companies have discontinued or ceased operations over the past several years. Fujitsu and Seagate have significant “captive” or internal recording head manufacturing capacity. In addition, in 2002, IBM and Hitachi announced an agreement to transfer their hard disk drive operations to a new company, Hitachi Global Storage Technologies, under majority Hitachi control. This entity also possesses significant internal recording head manufacturing capacity. These companies generally have significantly greater financial, technical and marketing resources than the Company, and they could decide to make their products available in the merchant market.

      In its HSA business, the Company has competed and in some cases, partnered with other merchant HSA manufacturers such as Kaifa and SAE in China, and Celetron, with operations in India. Further, the HSA business is less capital intensive than the HGA business, lowering the barriers to entry for HSA suppliers. In addition, some of the Company’s customers have internal head stack assembly capability.

      Also, certain companies are developing alternative data storage technologies, such as solid-state (flash or ferroelectric) memory or optical disk drive technologies that do not utilize the Company’s products. The Company’s competitive position will likely be materially and adversely affected if a competitor precedes the Company in the successful introduction of improved or new data storage technologies or products.

      The Company is a market leader for thin film and MR tape heads shipped to the low to mid-range tape drive markets. The Company’s tape head competitors are Lafe, AMS, and Seagate.

Products & Technologies Under Development

      The Company’s current research and development efforts are principally directed towards the development of advanced technologies and next generation products related to the Company’s HGA, HSA and tape head businesses, enhancement of existing products, and manufacturing process developments to improve product performance and manufacturing yields.

      During fiscal 2002, 2001 and 2000, the Company’s research and development expenses were approximately, $43.6 million, $53.7 million and $64.7 million respectively.

      The Company is continually researching other areas to diversify the resources of the Company that leverage the large patent portfolio and other intellectual property of the Company.

Backlog

      The Company’s magnetic recording heads sales are generally made pursuant to short-term purchase orders rather than long-term contracts. In addition, the Company believes it is common practice for disk drive manufacturers to place orders in excess of requirements and to change or cancel outstanding purchase orders in response to rapidly shifting business conditions. See also “Certain Additional Business Risks” and other risk factors discussed elsewhere in this report. Accordingly, the Company does not believe its backlog is an accurate measure of net sales or operating results for any future period.

Intellectual Property & Proprietary Rights

      Read-Rite regards elements of its product design, manufacturing processes and automation equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. The Company has over 300 U.S. and foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies’ respective patents.

Employees

      As of December 13, 2002, the Company had 8,494 employees, including 1,064 in the United States; 7,022 in Thailand; 391 in the Philippines; and 17 employees at its other facilities in Japan, Singapore, Korea and Malaysia. Read-Rite believes its future success will depend in large part upon its ability to continue to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company’s employees are currently represented by a labor union.

Environmental Regulation

      The Company is subject to a variety of federal, state, local and foreign regulations relating to the use, storage, discharge and disposal of hazardous materials used during its manufacturing process, the treatment of water used in manufacturing, and air quality management. In addition to obtaining necessary permits for expansion, the Company must also comply with expanded regulations on its existing operations as they are imposed. Although the Company has not, to date, suffered any material adverse effects in complying with applicable environmental regulations, public attention has increasingly been focused on the environmental impact of manufacturing operations, which use hazardous materials. It is the Company’s intention to comply with all federal, state and local environmental, health and safety laws and regulations, or to obtain all necessary permits required under such regulations.

      The Company is not aware of any fines, penalties or lawsuits that could subject the Company to significant liability or financial penalties, result in the suspension of production, restrict the Company’s ability to expand or operate at its locations in California, Thailand and the Philippines, restrict the Company’s ability to establish additional operations in other locations, or require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, while the Company has invested significant resources in safety procedures, training, treatment equipment and systems and other measures designed to minimize the possibility of an accidental hazardous discharge, any such discharge could result in significant liability and clean-up expenses which could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company uses a significant amount of water in its manufacturing process. Although the Company is currently under no specific water use restrictions, future drought conditions could cause the state or local authorities to mandate higher fees and/or reductions in water usage allocations. In such event, any such reductions could restrict the Company’s level of production and adversely affect the Company’s business, financial condition and results of operations.

Segment Information

      The Company operates and tracks its results in two operating segments, the hard disk drive and tape segments. The tape segment is not a reportable segment under SFAS 131 and has been combined with the disk drive segment under the caption of “magnetic heads.” The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. In the third fiscal quarter of 2002, the Company sold its interest in its majority-owned subsidiary, Scion Photonics, Inc., to JDS Uniphase Corporation. Scion previously functioned as the Company’s fiber optic segment and is presented as discontinued operations of the Company.

Certain Additional Business Risks

     The Company’s Ability To Continue As a “Going Concern” Is Uncertain

      The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on the financial statements of the Company as of and for the fiscal year ended September 29, 2002 included herein contains an explanatory paragraph pointing out the Company’s need for additional capital in fiscal 2003 to fund the Company’s operating and capital requirements, and that this condition raises substantial doubt about the Company’s ability to continue as a going concern.

      As of September 29, 2002, the Company had cash, cash equivalents and short-term investments totaling $23.9 million and has used a substantial portion of the cash balances in the first fiscal quarter of 2003. On December 26, 2002, the Company completed a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The agreement was effective as of December 24, 2002. Under the loan facility $10.2 million was drawn on December 27, 2002. The amount available under the loan facility is subject to a borrowing base formula. In connection with the loan facility, the Company has issued to Tennenbaum Capital Partners, LLC, warrants to purchase approximately 24 million shares of common stock at $0.27, the closing market price of the Company’s common stock on December 20, 2002.

      The Company expects losses and negative cash flow to continue, which may require the Company to obtain additional capital or pursue other strategic alternatives. It is uncertain whether the Company will be able to obtain a sufficient amount of additional capital, if needed, on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience additional dilution in terms of their percentage ownership of the Company’s securities. In the event that the Company is unable to obtain additional capital if needed, or is not successful in qualification of its products for customers’ 60 and 80 gigabyte per platter programs, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

     Rapid Technological Change

      Technology changes rapidly in the Company’s industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. There can be no assurance that the Company’s R&D efforts will be successful in the development of new technologies or that if successful, that the Company will be able to obtain qualifications in customer programs or transition the technologies into commercially viable products. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company’s business, financial condition and results of operations. For example, during fiscal 2002, the Company experienced difficulty making the transition to the 40 GB technology, and, as a result, had limited participation on customers’ 40 gigabyte per platter programs which resulted in significantly lower sales and a loss from continuing operations of $231 million. The Company is currently in the process of qualifying product for customers’ 60 and 80 gigabyte per platter programs. The Company has qualified with one customer and anticipates qualifications on additional 60 and 80 gigabyte products in the second fiscal quarter of 2003. Failure to qualify on these programs would likely delay positive cash flow. Given the Company’s current cash position, discussed below, such a delay in achieving positive cash flow would have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company expects to continue investing significant resources in GMR and in other thin film magnetic product development and manufacturing equipment. In November 2002, the Company announced it had achieved an areal density of 146 gigabits per square inch using vertical recording technology. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing heads for future programs using vertical recording technology, or other future technologies, at acceptable manufacturing yields as is needed to achieve consistent design wins on customers’ new product programs.

     Financial Resources

      As of September 29, 2002, the Company had a working capital deficit of $41.5 million and had cash and investments of $23.9 million. During the first fiscal quarter of 2003, the Company has used a substantial portion of the cash balances. The restructuring activities in fiscal 2002 and the sale of the Company’s interest in Scion in the third fiscal quarter of 2002 reduced ongoing operating expenses as compared to historical levels. In addition, during the fourth quarter of fiscal 2002, the Company reached agreement with two Thai financial institutions to refinance loans totaling $28.9 million of which $23.4 million in principal payments were due on or before March 2003. The agreement extended the maturities of the loans, with the first principal payment on these loans due in the second fiscal quarter of 2004. As of the end of fiscal 2002, documentation was still pending with one Thai financial institution for loans totaling approximately $13.8 million. Documentation is expected to be finalized in January 2003. The Company expects to continue to expend cash and incur operating losses at least through the first half of fiscal 2003, and as discussed above, its ability to generate cash and operating income is dependent on its ability to successfully qualify for customers’ 60 and 80 gigabyte per platter programs. The Company is managing cash balances and obligations on a day-to-day basis. Customers have provided favorable payment terms and the Company’s payments to its vendors have been extended.

      On December 26, 2002, the Company closed a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The agreement was effective as of December 24, 2002. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. In connection with the loan facility, the Company has issued to Tennenbaum Capital Partners, LLC, warrants to purchase approximately 24 million shares of common stock at $0.27, the closing market price of the Company’s stock on December 20, 2002. The Company drew $10.2 million on December 27, 2002 and paid a facility fee of $1.5 million in connection with the transaction. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date. The interest rate is based upon the Eurodollar rate plus 10%. The obligations under the credit agreement are secured by substantially all of the assets of the Company.

      The Company estimates it may need to raise additional capital through debt or equity offerings, or by selling assets in addition to the $30 million credit facility described above. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain additional financing are dependent on timely qualification and volume shipments of HGAs and HSAs for customers’ 60 and 80 gigabyte per platter and enterprise programs. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 60 and 80 gigabyte programs, the $30 million credit facility may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 60 and 80 gigabyte programs may not result in positive cash flow or net income. There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to the Company, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or is unsuccessful in obtaining sufficient financing, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

Dependence on a Limited Number of Customers; Risk of Reduced or Cancelled Orders

      The Company is a component supplier dependent upon a limited number of customers in a volatile industry characterized by rapid technological change, short product life cycles, intense competition, frequent delivery schedule changes and steady price erosion. In addition, demand for the Company’s products is highly variable and thus difficult to predict accurately. These factors, as well as the demand for personal computers, can materially and adversely affect the Company’s business, financial condition and results of operations.

      The Company’s largest customers are Western Digital, Maxtor and Samsung, representing 49%, 27%, and 15%, respectively, of the Company’s net sales during fiscal 2002. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in or cancellation of orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company’s business, financial condition and operating results. Acquisitions or significant transactions by the Company’s customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company’s business, financial condition and results of operations.

     Dependence on a Limited Number of Suppliers

      As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. The Company has particularly limited alternative sources of certain key materials, such as wafer substrates, photo resist and suspensions, and frequently must rely on a single equipment supplier for a given type of equipment due to lack of viable alternatives or to insure process consistency. Furthermore, the Company’s customers generally determine the suppliers in advance. The Company’s suppliers may, in the future, be unwilling to extend credit or provide the Company with the required services based upon the financial resources of the Company, which are currently limited as described in “Financial Resources” above. Limitations on or interruption in the supply of certain components or supplies can severely and adversely affect the Company’s production and results of operations.

     Dependence on Single Manufacturing & Assembly Facilities

      The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. In addition, the Company uses one wafer fabrication facility, which it subleases from JDS Uniphase, in Milpitas, California for its tape head operations, and one location in the Philippines for its tape head assembly operations. The Company’s wafer fabrication facilities, and a majority of its administration and data processing functions, are located in a seismically active area that has experienced major earthquakes in the past. A fire, flood, earthquake or other disaster affecting any of these locations may have an adverse effect on the Company’s business, financial condition and results of operations.

     Complex Manufacturing Processes

      The Company’s manufacturing processes involve numerous complex steps. Minor deviations can cause substantial manufacturing yield loss and, in some cases, can cause production to be suspended. Manufacturing yields for new products initially tend to be lower as the Company completes product development and commences volume manufacturing, and thereafter yields typically increase as the Company ramps to full production. The Company’s forward product pricing reflects this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields have a direct effect on the Company’s gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the ever-increasing process complexity of manufacturing GMR products. Further, short product cycles require that the Company produce new products at higher volume and acceptable manufacturing yields without, in many cases, reaching the longer-term, higher volume manufacturing cycle which is more conducive to higher manufacturing yields and declining costs.

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

     Substantial Capital Expenditures; Asset Utilization

      The Company’s business is highly capital intensive. The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and anticipated increased demand for its products. The Company made capital expenditures for its magnetic head operations during fiscal 2002 of $49.7 million compared to $84 million during fiscal 2001. A significant percentage of the capital expenditures in fiscal years 2001 and 2002 were for the round wafer conversion. The Company expects capital expenditures to be between $30-35 million in fiscal 2003. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers’ needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company’s plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company’s underestimation or overestimation of its capacity requirements, or its failure to successfully and timely put in place the proper technologies, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      In fiscal 2002, the Company incurred special charges totaling $36.7 million primarily relating to 40 gigabyte per platter inventory. The Company may be required to take additional inventory write-downs in the future due to the Company’s inability to obtain necessary product qualifications, or due to order cancellations by customers.

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

     Intellectual Property & Proprietary Rights

      Read-Rite has over 300 U.S. and foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies’ patents. The Company knows that its success depends on the innovative skills and technical competence of its employees and upon proper protection of its intellectual property. Despite Read-Rite’s protective measures, there can be no assurance that such measures will be adequate to protect its proprietary rights or that the Company’s competitors will not independently develop or patent technologies that are equivalent or superior to the Company’s technology.

      The Company has, from time to time, been notified of claims that it may be infringing patents owned by others. To the extent that the Company receives additional claims of infringement from others in the future, where necessary or desirable, the Company may seek licenses under patents that it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Defending a claim of infringement or the failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and/or to suspend the manufacturing of the products utilizing the patented invention.

     Fluctuations in Operating Results

      The Company’s business is capital intensive, and hence carries significant fixed costs. The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company’s future operating results could vary substantially from quarter to quarter. The Company’s operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain design wins on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company’s products; low product manufacturing yields; increased returns or rework; changes in product mix; increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; disruptions in domestic or foreign operations; and general economic conditions. The Company’s net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. In the last three quarters of fiscal 2002, the Company experienced significantly lower shipments as a result of its late and limited participation on customers’ 40 gigabyte per platter programs. As a consequence, the Company experienced a significant reduction in net sales, a negative gross margin and incurred significant losses in fiscal 2002.

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

Potential NASDAQ National Market Delisting Of The Company’s Common Stock

      The Company’s common stock trades on the NASDAQ national market, which specifies certain requirements for the continued listing of such securities. One of these requirements is that the minimum closing bid price per share not fall below $1.00 for more than 30 consecutive trading days. On August 8, 2002, NASDAQ notified the Company that the minimum closing bid price for the Company’s common stock had fallen below the specified level for 30 consecutive trading days, and therefore the Company’s common stock was subject to delisting from the NASDAQ national market unless this deficiency was remedied within 90 days. On November 7, 2002, the Company was contacted by NASDAQ and advised that, subject to the Company’s right to a hearing, its common stock would be delisted from the NASDAQ stock market quotation system as its stock had not achieved a minimum bid price of at least $1.00 for ten consecutive trading days during the 90 days subsequent to the original notice from NASDAQ on August 8, 2002. The Company requested a hearing to appeal the notice of delisting on November 14, 2002 with a NASDAQ Listing Qualifications Panel. That hearing occurred on December 19, 2002, at which time the Company requested the delisting be delayed until after the Company’s annual shareholders’ meeting in February 2003, at which time the shareholders will vote on a proposal to give the company’s board of directors authority to enact a reverse stock split. There is no assurance that the Panel will grant the Company’s request for the delay or a continued listing. If the Company’s common stock were to be delisted, it would seriously limit the liquidity of the common stock and impair the Company’s potential to raise future capital through the sale of the Company’s securities, which would have a material adverse effect on the Company’s business. Delisting could also reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and inexpensively as they have done historically, and could have an adverse effect on the trading price of the Company’s common stock. Delisting could also adversely affect the Company’s relationships with vendors and customers.

     Regulatory Changes

      Recently enacted and proposed changes in securities laws and related regulation could result in increased costs to the Company. Recently enacted and proposed changes in the laws and regulations affecting public companies including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could result in increased costs to the Company as it evaluates the implications of any new rules and responds to the requirements. The new rules could make it more difficult for the Company to obtain certain types of insurance, including directors and officer liability insurance and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company’s board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs the Company may incur or the timing of such costs.

Executive Officers

      The Company’s executive officers are:

Name	Age	Position

Alan S. Lowe	40	President & Chief Executive Officer
James Murphy	43	Executive Vice President, Customer Business Units
Andrew C. Holcomb	52	Senior Vice President & Chief Financial Officer
Michael A. Klyszeiko	63	Senior Vice President, Operations
Sherry F. McVicar	50	Senior Vice President, Human Resources
Mark Re	43	Senior Vice President, Research & Development

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

      Mr. Murphy has been Executive Vice President, Customer Business Units since February 2002. Mr. Murphy joined the Company in April 1991 as a Strategic Accounts Manager. He was promoted to Director of Sales in Asia in 1993 and to Vice President of Sales worldwide in 1995. Following the Company’s reorganization into customer business units in 1996, he was named Vice President and General Manager and was promoted to Senior Vice President, Customer Business Units in August 1997.

      Mr. Holcomb was promoted to Senior Vice President in March 2002 and was promoted to Chief Financial Officer in June 2002. He joined the Company in January 1998 as Associate General Counsel and was promoted to General Counsel in 1999. Mr. Holcomb was promoted to Vice President of Business Development and General Counsel in 2000. Prior to joining Read-Rite, Mr. Holcomb was Vice President and General Counsel at Elonex Technologies and was Senior Litigation Counsel at Digital Equipment Corporation.

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

      Ms. McVicar was promoted to Senior Vice President, Human Resources in March 2002. She joined the Company in April 1991 as Vice President, Human Resources. Prior to joining the Company, she was Vice President, Human Resources at Unisys from January 1989 to April 1991 and held the same position at Convergent Technologies from December 1987 until its merger into Unisys in December 1988. Ms. McVicar was also Vice President, Human Resources at Qume, a manufacturer of computer products, from 1976 to December 1987.

      Dr. Re has served as Senior Vice President of Research and Development, responsible for all research and development operations, since April 1998. Prior to joining the Company, he served at IBM, where he held various senior managerial positions, most recently Director of recording head development engineering. At IBM, he managed magnetoresistive (MR) and giant magnetoresistive (GMR) recording head development. Dr. Re has over 40 articles published in scientific and engineering publications, and has more than 10 patents to his credit involving magnetic recording technologies.

Item 2.	Properties

      The Company leases an 189,000 square feet facility in Fremont, California, which serves as the Company’s corporate headquarters and houses wafer fabrication, research and development and various administrative functions. The lease for this facility expires in February 2008 with two 5-year renewal options.

      The Company subleases approximately 22,305 square feet in Milpitas, California from JDS Uniphase for its tape head wafer fab facility. The sublease for this property expires in June 2010. The Company also leases 96,000 square feet of office and lab space in Milpitas, California. The lease expires in July 2006. As of September 29, 2002, the office space is only occupied by its tape head operations, and the Company expects its tape head operations will be relocated in fiscal 2003.

      The Company owns a seven-acre site near Bangkok, Thailand with three facilities totaling 477,000 square feet used for slider fabrication, HGA manufacturing and HSA manufacturing. These properties and certain additional fixed assets owned by the Company’s wholly owned subsidiary, Read-Rite Thailand, secure loans obtained by Read-Rite Thailand. The Company owns a 10.6-acre site near Manila, Philippines with a 365,000 square foot manufacturing facility.

      The Company’s facilities are well maintained, and the sites in Thailand and in Fremont, California are currently adequate for its needs. The Company currently assembles only tape heads and related products at the Manila site. The Company intends to pursue a sale or lease of the Manila facility during fiscal 2003 to help offset the fixed expenses associated with maintaining the site. The Company incurred a restructuring charge of

$12.6 million relating to future lease payments for the 96,000 square feet of excess space in Milpitas, California. The Company is pursuing a sublease of the excess space at this facility

      The Company also leases offices in Singapore, Osaka, Japan, and Seoul, Korea for sales and customer support.

Item 3.	Legal Proceedings

      On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the “Ferrari State Action”), alleging that the defendants made false and misleading statements concerning the Company’s business condition and prospects, and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants, including the Company, to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action’s final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001. On April 20, 2001 the court entered an order granting that motion, and final judgment in favor of the remaining defendants was entered on May 23, 2001. Plaintiffs thereafter served a notice of appeal on July 20, 2001. On March 20, 2002, plaintiffs filed their opening appellate brief, on June 18, 2002, defendants’ filed their opposition brief, on September 6, 2002, plaintiffs filed their brief in reply to the opposition, and the court has not yet scheduled a hearing date for the appeal.

      On January 16, 1997 and May 19, 1997, two purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the “Ferrari Federal Action”) and by James C. Nevius and William Molair (the “Nevius Federal Action”), respectively. Both complaints alleged that the defendants made false and misleading statements concerning the Company’s business condition and prospects and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the “Consolidated Federal Action”). On October 13, 2000, following a motion for dismissal by defendants, the court ordered that both the Ferrari plaintiffs’ and Nevius plaintiffs’ complaints be dismissed with prejudice and without leave to amend. The Nevius plaintiffs and Ferrari plaintiffs thereafter filed notices of appeal on October 27, 2000, and November 9, 2000, respectively, and these appeals have been consolidated. The Nevius and Ferrari plaintiffs filed their opening appellate briefs on July 8, 2002, defendants’ filed their reply brief on September 6, 2002, oral arguments on the appeals were heard in the United States Court of Appeal for the Ninth Circuit on December 5, 2002, and the Company is now awaiting the outcome of the appeal.

      There has been no discovery to date in the Consolidated Federal Action and no trial is scheduled in any of these actions. The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously, and believes the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company’s business, results of operations and financial condition.

      In September 2001, the Bay Area Air Quality Management District (“BAAQMD”) filed a complaint in the Superior Court of the State of California, Alameda County, alleging violations of permit conditions and district regulations relating primarily to breakdowns of the Company’s thermal oxidizer in its Fremont plant over a three-year period. The Company had promptly notified the BAAQMD of all such breakdowns and had not been assessed any fines or received any further correspondence relating to these incidents by the BAAQMD prior to being served with the complaint. The Company answered the complaint in October of 2001. The matter has since been referred to mediation, with the first of several mediation sessions occurring in

November 2002. A tentative settlement of this action was reached on December 13, 2002, the details of which are being finalized. That settlement, when finalized, will have no material adverse effect on the Company’s business, results of operations or financial condition.

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

Item 4.	Submission of Matters to Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity & Related Stockholder Matters

      The Company’s Common Stock has been traded on The NASDAQ National Market under the symbol “RDRT” since the Company’s initial public offering on October 18, 1991. The following table sets forth for the periods indicated the high and low closing sale prices for the Company’s common stock.

	High	Low

Fiscal year ending September 29, 2002
First Quarter	$7.47	$2.99
Second Quarter	7.86	2.55
Third Quarter	3.97	0.48
Fourth Quarter	0.90	0.28
Fiscal year ending September 30, 2001
First Quarter	$12.06	$3.09
Second Quarter	10.56	3.53
Third Quarter	9.00	3.95
Fourth Quarter	5.28	2.95

      At December 26, 2002, there were approximately 1,560 record holders of the Company’s Common Stock.

      The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Consolidated Financial Data

      The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	(in thousands, except per share data)
Net sales	$262,779	$710,397	$555,860	$716,460	$808,622
Gross margin	(138,140)	115,970	(61,054)	(23,265)	(132,780)
Operating income (loss)	(223,001)	35,378	(273,583)	(182,315)	(352,910)
Income (loss) from continuing operations	(230,953)	39,055	(124,350)	(155,715)	(319,747)
Loss from discontinued operations	(3,679)	(3,150)	(479)	—	—
Net income (loss)	(234,632)	35,905	(124,829)	(155,715)	(319,747)
Income (loss) from continuing operations
Basic income (loss) per common share	(1.92)	0.34	(2.25)	(3.16)	(6.59)
Diluted income (loss) per common share	(1.92)	0.33	(2.25)	(3.16)	(6.59)
Basic net income (loss) per common share	(1.95)	0.31	(2.26)	(3.16)	(6.59)
Diluted net income (loss) per common share	(1.95)	0.30	(2.26)	(3.16)	(6.59)
Total assets	$263,155	$537,367	$493,348	$784,490	$879,800
Long-term debt	46,034	48,389	232,712	361,668	388,248

(1)	Fiscal 2002 includes special charges of $36.7 million primarily for the write-down of inventory related to 40 gigabyte per platter inventory and severance costs related to an 11% reduction in force, or 1,250 employees, at the Company’s US and Thailand facilities. Fiscal 2002 also includes a restructuring charge of $19.5 million related to cost-cutting actions initiated by the Company to reduce its break-even levels. The charge includes future lease payments for the excess space at the Milpitas office facility as the Company relocated its US employees, excluding tape head operations, to Fremont, equipment write-downs and severance costs related to a 5%, or approximately 500 employee reduction in force.

(2)	Fiscal 2001 includes a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company’s slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to the Company’s facilities in Thailand.

(3)	Fiscal 2000 includes a restructuring charge of approximately $120.8 million, primarily for the write-down of equipment and severance payments associated with the closure of its joint venture wafer fab in Japan and the closure of its head stack assembly operation in the Philippines. Also, fiscal 2000 includes a special charge of approximately $8.1 million of excess and obsolete inventories as part of the above closures. Factory efficiency improvements made the closure and consolidation of the Company’s wafer fab and assembly operations necessary to align the Company’s cost structure with current industry conditions. In addition, fiscal 2000 includes an extraordinary gain from debt conversion of approximately $158.6 million, partially offset by debt conversion expenses of approximately $29.3 million.

(4)	Fiscal 1999 includes a restructuring charge of approximately $37.7 million to reflect the Company’s decision to reduce workforce and capacities to reflect current industry conditions, and to write-down excess and obsolete equipment related to the transition from magnetoresistive (“MR”) technology to giant magnetoresistive (“GMR”) technology.

(5)	Fiscal 1998 includes a special charge of approximately $114.8 million to cost of sales, primarily for the write-off of equipment and inventory associated with the industry’s rapid shift away from advanced inductive technology to MR technology and the Company’s decision to accelerate its existing MR transition strategy. In addition, fiscal 1998 includes a restructuring charge of approximately $93.7 million to reflect the Company’s decision to cease the Company’s manufacturing operations in Malaysia and write-off excess equipment at the Company’s other manufacturing locations.

Item 7.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

Critical Accounting Policies

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and expenses, and related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements:

     Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company’s business is highly capital intensive, with demand for products highly variable and difficult to predict. The Company had limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the transition to 60 and 80 GB per 3.5-inch platter programs is not expected to occur until the second quarter of fiscal 2003. As a result, the Company had significantly lower sales in fiscal 2002 as compared to fiscal 2001 and expects to incur a loss for the first half of fiscal 2003. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for fiscal 2002. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions, the availability of debt or equity financing, and the Company’s timely participation in the next generation 60 and 80 gigabyte products. In its analysis, the Company has assumed qualification and volume shipments of its 60 and 80 gigabyte products in the second fiscal quarter of 2003, with the expectation of a return to its 2001 level of profitability in the second half of fiscal 2003. Changes in the Company’s estimates of future operating results could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

     Inventory Valuation

      The Company is dependent on a few customers and a limited number of product programs for each customer. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one program to another for a particular customer. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of the forecasted usage to the estimated realizable values. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account product life cycles, which typically range from six to twelve months, the maturity of the product (whether a newly introduced product or a product approaching end-of-life), and the impact of competitors’ product announcements.

      The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introductions of new products by competitors, technology obsolescence or fluctuations in demand for the Company’s products. If market conditions are less favorable than the Company’s forecast or if actual demand from customers is lower than the estimates, the Company may be required to record additional inventory write-downs. Conversely, if demand is higher than expected due to a change in product mix or forecast, the Company may sell inventory that previously had been written down.

     Allowance for Bad Debt

      The Company is dependent on a limited number of customers. As a result, the Company’s trade accounts receivable are highly concentrated. While the Company performs ongoing credit reviews of its customers and has established an allowance for bad debt, a significant deterioration in the credit-worthiness of any significant customer may result in additional charges to increase the allowance for bad debt.

     Restructuring Charge

      In the fourth quarter of 2002, the Company implemented a restructuring plan, which included the exit of leased facilities. The lease is an operating lease that expires in fiscal year 2006. The Company expects the complete exit from the facilities to occur in the first fiscal quarter of 2003. The cost of the idle facilities subsequent to this time period, less any estimated sublease rentals, has been accrued as part of the restructuring charge. The aggregate lease payments are approximately $13.8 million over the remaining term of the lease. The Company estimates that sublease rental proceeds will be approximately $1.2 million over the remaining term of the lease. The estimated sublease rentals may vary significantly based upon the timing and the amount per square foot of a sublease arrangement, and whether a sublease arrangement is available at terms acceptable to the Company.

Liquidity & Capital Resources

      The Company’s consolidated financial statements are prepared and presented on a going concern basis. At September 29, 2002, the Company had an accumulated deficit of $607.9 million and incurred a net loss of $234.6 million for the year ended September 29, 2002.

      As of September 29, 2002, the Company had cash and investments of $23.9 million, a working capital deficit of $41.5 million, total assets of $263.2 million and total liabilities of $163.2 million. During the first fiscal quarter of 2003, the Company has used a substantial portion of the cash balances. The restructuring activities in fiscal 2002 and the sale of the Company’s interest in Scion in the third fiscal quarter of 2002 reduced ongoing operating expenses as compared to historical levels. In addition, during the fourth quarter of fiscal 2002, the Company reached agreement with two Thai financial institutions to refinance loans totaling $28.9 million, of which $23.4 million in principal payments were due on or before March 2003. The agreement extended the maturities of the loans, with the first principal payment on these loans due in the second quarter of 2004. As of the end of fiscal 2002, documentation was still pending with one Thai financial institution for loans totaling approximately $13.8 million. Documentation is expected to be finalized in January 2003. The $13.8 million is reflected as short-term borrowings as of September 29, 2002. The Company expects to continue to expend cash and incur operating losses at least through the first half of fiscal 2003, and its ability to generate cash and operating income is dependent on its ability to successfully qualify for customers’ 60 and 80 gigabyte per platter programs. The Company is managing cash balances and obligations on a day-to-day basis. Customers have provided favorable payment terms and the Company’s payments to its vendors have been extended.

      On December 26, 2002, the Company closed a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The agreement was effective as of December 24, 2002. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. In connection with the loan facility, the Company has issued to Tennenbaum

Capital Partners, LLC, warrants to purchase approximately 24 million shares of common stock at $0.27, the closing market price of the Company’s common stock on December 20, 2002. The Company drew $10.2 million on December 27, 2002 and paid a facility fee of $1.5 million in connection with the transaction. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date. The interest rate is based upon the Eurodollar rate plus 10%. The obligations under the credit agreement are secured by substantially all of the assets of the Company.

      The Company estimates it may need to raise additional capital through debt or equity offerings, or by selling assets in addition to the $30 million credit facility as described above. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain financing are dependent on timely qualification and volume shipments of HGAs and HSAs for customers’ 60 and 80 gigabyte per platter and enterprise programs. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 60 and 80 gigabyte programs, the $30 million credit facility may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 60 and 80 gigabyte programs may not result in positive cash flow or net income. There is no assurance that additional financing, if needed, will be available on terms and conditions acceptable or favorable to the Company, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or is unsuccessful in obtaining sufficient financing, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

      During fiscal 2002, the Company utilized $106.5 million in cash from operations. The negative cash flow from operating activities was primarily attributed to the loss of $234.6 million income due to significantly lower sales. This resulted in a decrease in accounts payable and accrued liabilities of $43.2 million. These amounts were offset by depreciation and amortization of $95.0 million, a decrease, due to lower sales, in accounts receivable and inventories of $51.0 million and $15.3 million, respectively, and a gain on the disposal of Scion totaling $9.4 million.

      Net cash utilized in investing activities was $13.5 million. The Company’s business is highly capital intensive. During fiscal 2002, the Company incurred capital expenditures of approximately $49.7 million. Capital expenditures have primarily been made to upgrade or replace existing equipment in Thailand, for wafer production in the United States, and to support new manufacturing processes and new technologies, including the conversion from six-inch square to six-inch round wafers at the Company’s wafer facility. The Company’s plan for capital equipment purchases during fiscal 2003 is approximately $30-35 million. However, to the extent yields for the Company’s products are lower than expected, demand for such products exceed Company expectations, or the Company’s manufacturing process requirements change significantly, such expenditures may increase. Conversely, if demand is less than anticipated, or if the Company is unable to obtain adequate financing for capital equipment purchases, the planned capital equipment purchases may decrease. As of September 29, 2002, total commitments for construction or purchase of capital equipment were approximately $5.3 million.

      Net proceeds provided by financing activities during fiscal 2002 were $11.7 million. Proceeds from employee stock and option plans totaled $5.8 million during fiscal 2002, and net proceeds totaled approximately $14.4 million from short-term and long-term borrowings, primarily from Thai baht denominated short-term borrowings, as well as $2 million in equipment financing and $1.9 million in insurance financing. During the fourth quarter of fiscal 2002, the Company reached agreement with two Thai financial institutions to refinance loans totaling $28.9 million, of which $23.4 million in principal payments were due on or before March 2003. The agreement extended the maturities of the loans, with the first principal payment on these loans due in the second fiscal quarter of 2004. As of the end of fiscal 2002, documentation was still pending with one Thai financial institution for loans totaling approximately $13.8 million. Documentation is expected to be finalized in January 2003. The $13.8 million is reflected as short-term borrowings as of September 29, 2002.

      The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

     Contractual Obligations & Commercial Commitments

      As of September 29, 2002, future minimum payments for all contractual obligations for fiscal years subsequent to September 29, 2002 were as follows:

			2004–	2006–	2008 &
	Total	2003	2005	2007	thereafter

	(in thousands)
Contractual Obligations
Operating leases	$32,035	$7,853	$12,894	$8,690	$2,598
Debt and capital leases	74,110	28,076	44,023	2,011	—

Total	$106,145	$35,929	$56,917	$10,701	$2,598

      Other significant commercial commitments as of September 29, 2002 include purchase commitments totaling $5.3 million related to the construction or purchase of plant and equipment.

Net Sales

      The following tables set forth certain sales information for the Company’s customers and HGA / HSA product mix as a percentage of net sales, for the three fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000:

	2002	2001	2000

Customers
Western Digital	49%	36%	20%
Maxtor	27%	41%	40%
Samsung	15%	16%	19%
All Others	9%	7%	21%

	100%	100%	100%

HGA/ HSA Product Mix
HGA	45%	53%	40%
HSA	46%	41%	54%
Other	9%	6%	6%

	100%	100%	100%

In fiscal 2000, sales to Quantum’s hard disk drive operations totaled 12% and are listed under “other”. Quantum sold its hard disk drive operations to Maxtor in April 2001.

     Fiscal 2002 Compared to Fiscal 2001

      Net sales were $262.8 million during fiscal year 2002, which is a decrease of $447.6 million from fiscal year 2001 net sales of $710.4 million. Total magnetic recording head volume (including head gimbal assemblies shipped as head stack assemblies) decreased to 38.7 million from 90.2 million shipped in fiscal 2001. The substantial decrease during fiscal 2002 was the result of the Company’s late and limited participation on customers’ 40 gigabyte per platter programs which negatively impacted pricing and unit shipments. During fiscal year 2002, approximately 42% of sales were attributable to sales of 40 gigabyte per platter programs. The Company shipped 6 million HSAs during fiscal year 2002 as compared to 11.5 million shipped during fiscal year 2001. The trend to fewer heads per head stack assembly continued in fiscal 2002, with 2.18 HGAs per HSA for fiscal 2002 compared to 2.51 HGAs per HSA for fiscal 2001. The Company expects an increase in sales during fiscal 2003, with increased unit shipments as the Company continues to ship heads for 40 gigabyte per platter programs and ramps production for customers’ 60 and 80 gigabyte per platter programs. Such increase may not materialize, however, if the Company does not successfully qualify products for customers’ 60 and 80 gigabyte per platter programs.

      Sales and unit shipments of tape head products were down in fiscal 2002. During fiscal 2001, the Company was assembling data control modules for Quantum and discontinued the assembly of the data control modules during fiscal year 2002. The Company expects flat unit sales for its tape head products in fiscal 2003.

     Fiscal 2001 Compared to Fiscal 2000

      Net sales were $710.4 million during fiscal 2001, an increase of $154.5 million over fiscal year 2000 net sales of $555.9 million. Total HGA volume (including HGAs shipped as HSAs) increased by 39% over fiscal 2000 levels as the Company shipped product supporting its customers 20 and 30 gigabyte per platter programs during the fiscal year, with the 20 gigabyte per platter program beginning to ramp late in the fourth quarter of fiscal year 2000, with most products during fiscal year 2000 supporting customers’ 9.1 and 10.2 gigabyte programs.

      The number of HGAs per HSA fluctuated slightly during each of the quarters of fiscal year 2001, but the overall trend for fewer heads per head stack assembly continued. Average prices for HSAs were lower in fiscal year 2001 as compared to fiscal year 2000, with 2.51 HGAs per HSA for fiscal year 2001 as compared to 2.87 HGAs per HSA during fiscal year 2000.

      Sales of the Company’s tape head products experienced a significant increase during fiscal year 2001. During the fiscal year, the Company began to ramp shipments of its thin film and MR multi-channel tape heads supporting both Benchmark Tape and Quantum Corporation.

Gross Margin

      The Company’s gross margins are primarily influenced by ASPs, the level of unit sales in relation to fixed costs, manufacturing yields, and product mix. The relative impact of these factors fluctuates from time to time. HSAs typically have a lower gross margin than HGAs. HSAs typically consist of one or more HGAs and a variety of purchased components, which the Company assembles into a single unit. The cost of the purchased components comprises a significant percentage of the total cost of the HSA. Typically, the gross margin on such purchased components is substantially lower than the gross margin on HGAs produced by the Company. The combination of the respective gross margins on HGAs and non-HGA components and associated labor and overhead included in HSAs typically produce a lower aggregate gross margin, as a percentage of sales, on HSA net sales compared to HGA net sales.

     Fiscal 2002 Compared to Fiscal 2001

      The Company incurred a negative gross margin of $138.1 million during fiscal year 2002 as compared to a positive gross margin of $116.0 million during fiscal year 2001. The significant decline in gross margin was the result of lower unit volumes and yields during fiscal year 2002. Pricing was also negatively impacted due to the Company’s late participation on its customers’ 40 gigabyte per platter programs. The gross margin for fiscal 2002 was also negatively impacted by special charges totaling $36.7 million for severance costs and inventory charges for its 40 gigabyte inventory. The Company expects an improvement in unit shipments and gross margin during fiscal 2003 as it continues shipments of heads supporting customers’ 40 gigabyte programs at higher yields and ramps volume shipments for customers’ 60 and 80 gigabyte per platter programs.

     Fiscal 2001 Compared to Fiscal 2000

      The Company’s gross margin was 16.3% of net sales during fiscal year 2001 compared to a gross margin loss of 11.0% during fiscal year 2000. The improvement in gross margin during fiscal year 2001 is attributed to higher unit volumes, improved manufacturing yields and cost savings realized from the restructuring efforts initiated during the second half of fiscal year 2000. In addition, during fiscal year 2000, the product mix was more heavily weighed to head stack assemblies, with 54% of net sales head stack assemblies versus 41% during fiscal year 2001. During the second quarter of fiscal 2001, the Company incurred a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company’s slider fabrication, HGA and HSA prototype and development activities to Thailand.

Research & Development Expenses

     Fiscal 2002 Compared to Fiscal 2001

      Research and development (“R&D”) expenses were $43.6 million compared to R&D expenses during fiscal 2001 of $53.7 million. The reduction in spending is attributable to lower depreciation expenses, a reduction in workforce in fiscal 2002 and the elimination of profit sharing and bonus accruals. The Company expects R&D expenses will decline in 2003 as a result of the cost-cutting actions initiated in the fourth quarter of fiscal 2002. The Company is fully committed to, and continues to invest a significant portion of its resources for its development efforts in, GMR and other emerging technologies to address the disk drive industry’s rapidly advancing technology requirements.

     Fiscal 2001 Compared to Fiscal 2000

      R&D expenses for fiscal year 2001 were $53.7 million compared to R&D expenses incurred during fiscal year 2000 of $64.7 million. The reduction in spending for the Company’s hard disk drive, tape drive and diversification efforts is attributable to the Company’s decision to terminate its wafer fabrication operations in Japan during the later half of fiscal 2000.

Selling, General & Administrative Expenses

     Fiscal 2002 Compared to Fiscal 2001

      Selling, general and administrative (“SG&A”) expenses were $21.7 million in fiscal 2002 as compared to SG&A expenses of $26.9 million in fiscal 2001. The $5.2 million reduction in spending is primarily attributable to elimination of the profit sharing and bonus accrual, a reduction in workforce occurring in the second half of fiscal 2002, and a reduction in the allowance for bad debt. The Company expects SG&A expenses will be lower in fiscal 2003 as a result of the cost cutting actions initiated in the fourth quarter of fiscal 2002.

     Fiscal 2001 Compared to Fiscal 2000

      SG&A expenses were $26.9 million during fiscal year 2001, relatively flat with SG&A expenses of $27.1 million during fiscal year 2000.

Restructuring Costs

     2002 Restructuring Costs

      In the fourth quarter of fiscal 2002, the Company incurred a restructuring charge of $19.5 million. The restructuring costs were primarily associated with cost-cutting actions initiated by the Company to reduce its break-even levels, including the consolidation of the Company’s U.S. operations, excluding the Company’s tape head operations, to the Company’s Fremont facility. This consolidation resulted in a charge of $12.6 million relating to future lease payments at its Milpitas office facility through July 2006. The $19.5 million restructuring charge also included $4.6 million for severance and benefits for terminated employees, and $2.4 million charge for the write down of equipment and leasehold improvements. In connection with the restructuring plan, the Company reduced its workforce by approximately 500 employees, of which approximately 330 and 110 were engaged in manufacturing activities in Thailand and the U.S., respectively. The Company anticipates annual savings of approximately $30 million as a result of the actions initiated in the fourth quarter of fiscal 2002.

     2000 Restructuring Costs

      During fiscal 2000, the Company incurred a restructuring charge of $120.8 million. The restructuring costs reflected the Company’s strategy to align worldwide operations with market conditions and to improve productivity of the Company’s manufacturing facilities. The restructuring costs were primarily associated with the Company’s decision to close its wafer fabrication operations in Japan and cease its head stack operations in the Philippines. The restructuring costs consisted of $107.4 million to write-off or write-down facilities and equipment, $7.1 million for lease commitments, $6.2 million for severance and benefits for terminated employees, and a net gain of $0.1 million for other expenses associated with the restructuring plan. In connection with the restructuring plan, the Company reduced its workforce by approximately 3,700 employees and 100 contractors, of which approximately 200 and 3,400 were engaged in manufacturing activities in Japan and the Philippines, respectively.

Interest Expense

     Fiscal 2002 Compared to Fiscal 2001

      Interest expense was $4.0 million in fiscal 2002 as compared to $6.2 million during fiscal 2001. The decrease in interest expense is due to lower interest rates during fiscal 2002 as compared to fiscal 2001.

     Fiscal 2001 Compared to Fiscal 2000

      Interest expense was $6.2 million during fiscal 2001, compared with $33.1 million during fiscal 2000. The decrease in interest expense is due to the significant reduction in debt balances during the year, with debt balances as of September 30, 2001 at $79.4 million compared to debt balances of $272.6 million at the end of fiscal 2000.

Debt Conversion Expenses

      During fiscal 2001, the Company incurred debt conversion expenses of $29.3 million relating to the make whole interest provision on the automatic conversion to equity of the outstanding 10% subordinated convertible bonds.

Interest Income & Other — Net

      The following table provides the significant components of interest income and other, for the three fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000 (amounts in thousands):

	2002	2001	2000

Interest income	$3,079	$3,881	$5,062
Gain/(loss) related to fixed assets	(8,749)	5,015	3,389
Foreign exchange gain (loss)	28	(1,359)	(394)
Other	1,116	2,713	3,049

Total interest income and other, net	$(4,526)	$10,250	$11,106

     Fiscal 2002 Compared to Fiscal 2001

      Interest income and other for fiscal 2002 was a net expense of $4.5 million in fiscal 2002 as compared to income of $10.3 million during fiscal 2001. The decrease in fiscal 2002 is attributable to a net write-down of $8.5 million on Philippine real estate included in the loss related to fixed assets during fiscal year 2002 of $8.7 million, compared to a gain of $5.0 million in fiscal 2001 primarily related to a $4.9 million gain recognized on the sale of Malaysian real estate; and $3.1 million in interest income during fiscal 2002 compared to $3.9 million during fiscal 2001 as a result of lower average interest rates on investments. Interest income for the two fiscal years ended September 29, 2002 and September 30, 2001 includes interest income the Company received from its discontinued operations of Scion.

     Fiscal 2001 Compared to Fiscal 2000

      Interest income and other, net was $10.3 million during fiscal 2001, compared to $11.1 million during fiscal 2000. During fiscal 2000 and 2001 the Company realized gains on the sale of assets; during fiscal 2001, the Company realized a gain of $5.0 million, primarily due to a gain of $4.9 million on the sale of real estate in Malaysia, compared to gains realized during fiscal 2000 of $3.4 million on the sale of equipment, used manufacturing supplies and an option on leased property in the Philippines.

Discontinued Operations

      In April 2002, JDS Uniphase acquired Scion Photonics, Inc., the Company’s majority-owned subsidiary, in a cash transaction. As a result, the Company recorded a gain on the disposal of the subsidiary of $9.4 million. The Company received cash proceeds of $15.2 million in the third quarter of fiscal 2002. The Company also received $1.4 million in the first fiscal quarter of fiscal 2003 and an additional $450,000 is held in escrow by JDS Uniphase Corporation and may be receivable by the Company in April 2003, less any amounts withheld for damages resulting from any breach of a representation, warranty or covenant made in connection with the sale. These amounts have been excluded from the calculation of the gain in fiscal 2002. During fiscal year 2002, the loss from discontinued operations (excluding the gain) totaled $13.1 million. In fiscal 2001, the loss on the discontinued operations totaled $3.2 million.

Provision for Income Taxes

     Fiscal 2002 Compared to Fiscal 2001

      The Company recorded a tax benefit of $0.6 million during fiscal 2002, compared to an expense of $0.4 million for fiscal 2001. The tax benefit was primarily attributable to a new law that eliminated the 90% limitation on US alternative minimum tax net operating loss utilization for tax years ending in 2001 and 2002 and extended net operating loss carry backs from 2 years to 5 years.

     Fiscal 2001 Compared to Fiscal 2000

      The Company’s combined federal, state and foreign tax rate on income was 1% during fiscal 2001, compared to a zero rate during fiscal 2000. The increase in the combined rate during fiscal 2001 was primarily due to US alternative minimum taxes and foreign taxes.

      The Company’s deferred tax assets relate primarily to potential tax benefits of loss carry forwards in the United States. Based on the Company’s recent history of losses in the U.S., the lack of carry back availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

Item 7A.	Quantitative & Qualitative Disclosures About Market Risk

Interest Rate Market Risk

      The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, the Company primarily invests in A2 or P2 or higher rated debt securities with maturities of less than two years, with no more than one-third of the portfolio having a maturity greater than one year. Because of the relatively short duration to maturity, the Company does not have significant interest rate exposure on its available-for-sale investment portfolio. The Company is also exposed to interest rate risk on its fixed rate and variable rate borrowings. Because of the periodic reset of the interest rate on variable rate debt, the Company does not have significant interest rate exposure on this type of debt. The Company is exposed to interest rate changes on its fixed rate borrowings. The following table summarizes the fair value for the Company’s interest rate sensitive instruments as of September 29, 2002 and September 30, 2001 (in thousands):

	2002	2001

Available-for sale investments	$18,882	$108,514
Variable rate borrowings	$45,850	$43,086
Fixed rate borrowings and capital lease obligation	$21,557	$30,160

      A hypothetical one percentage point decrease in interest rates would result in an approximate $0.2 million adverse change in the net fair value of interest rate sensitive securities as of the end of fiscal 2002 and 2001. This potential change in fair value is based on sensitivity analyses performed on the Company’s financial positions at September 29, 2002 and September 30, 2001. Actual results may differ materially.

Foreign Currency Market Risk

      A substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other foreign currencies, primarily Thai baht, and Philippine peso to a limited extent in fiscal 2002. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established quarterly expense hedging programs using currency forward contracts. The Company’s hedging programs reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements. The following table presents the notional amount, average contract rate, and the estimated fair value of foreign currency forward contracts outstanding as of September 29, 2002 and September 30, 2001:

	September 29, 2002

	Notional	Average	*Estimated
	Amount	Contract Rate	Fair Value

	In thousands, except average contract rate
Foreign currency forward exchange contracts to purchase foreign currencies:
Thai baht	$28,839	41.61	$(1,310)

	September 30, 2001

	Notional	Average	*Estimated
	Amount	Contract Rate	Fair Value

	In thousands, except average contract rate
Foreign currency forward exchange contracts to purchase foreign currencies:
Philippine peso	$485	52.65	$(1)
Thai baht	$68,041	44.87	$784

*	Estimated fair value is equivalent to unrealized net gain (loss) on existing contracts.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 29,	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$18,307	$126,646
Short-term investments	5,575	27,083
Accounts receivable, net of allowance of $862 in 2002 and $1,931 in 2001	14,057	65,496
Inventories	18,111	35,251
Prepaid expenses and other current assets	5,362	7,463

Total current assets	61,412	261,939
Property, plant and equipment, net	197,186	268,031
Other assets	4,557	7,397

Total assets	$263,155	$537,367

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$19,480	$15,142
Accounts payable	38,755	69,353
Accrued compensation and benefits	14,985	25,208
Accrued warranty	4,756	8,985
Other accrued liabilities	16,311	17,184
Current portion of long-term debt and capital lease obligations	8,596	15,852

Total current liabilities	102,883	151,724
Convertible subordinated notes	19,151	19,801
Other long-term debt and capital lease obligations	26,883	28,588
Other long-term liabilities	14,264	4,785

Total liabilities	163,181	204,898
Commitments and contingencies
Minority interest in consolidated subsidiary	—	4,791
Stockholders’ equity:
Preferred stock, $0.0001 par value; 4,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value, 200,000 shares authorized, 121,053 and 119,076 issued and outstanding in 2002 and 2001, respectively	12	12
Additional paid-in capital	707,812	700,763
Accumulated deficit	(607,864)	(373,232)
Accumulated other comprehensive income	14	135

Total stockholders’ equity	99,974	327,678

Total liabilities, minority interest in consolidated subsidiary and stockholders’ equity	$263,155	$537,367

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended

	September 29,	September 30,	October 1,
	2002	2001	2000

Net sales	$262,779	$710,397	$555,860
Cost of sales — on net sales	364,186	589,011	608,772
Cost of sales — special charges	36,733	5,416	8,142

Gross margin	(138,140)	115,970	(61,054)
Operating expenses:
Research and development	43,606	53,727	64,666
Selling, general and administrative	21,728	26,865	27,070
Restructuring costs and other	19,527	—	120,793

Total operating expenses	84,861	80,592	212,529

Operating income (loss)	(223,001)	35,378	(273,583)
Interest expense	4,046	6,165	33,053
Interest income and other, net	(4,526)	10,250	11,106
Debt conversion expenses	—	—	29,349

Income (loss) from continuing operations before provision (benefit) for income taxes, minority interest and extraordinary item	(231,573)	39,463	(324,879)
Provision (benefit) for income taxes	(620)	386	—

Income (loss) from continuing operations before minority interest and extraordinary item	(230,953)	39,077	(324,879)
Minority interest in income (loss) of consolidated subsidiary	—	22	(41,895)

Income (loss) from continuing operations before extraordinary item	(230,953)	39,055	(282,984)
Loss from discontinued operations	(13,066)	(3,150)	(479)
Gain on disposal of discontinued operations	9,387	—	—
Extraordinary item — gain on conversion of debt	—	—	158,634

Net income (loss)	$(234,632)	$35,905	$(124,829)

Income (loss) per share from continuing operations before extraordinary item
Basic earnings per common share	$(1.92)	$0.34	$(5.12)

Diluted earnings per common share	$(1.92)	$0.33	$(5.12)

Basic and diluted loss per share from discontinued operations	$(0.03)	$(0.03)	$(0.01)

Basic and diluted income per share from extraordinary item	$—	$—	$2.87

Net income (loss) per share
Basic earnings per common share	$(1.95)	$0.31	$(2.26)

Diluted earnings per common share	$(1.95)	$0.30	$(2.26)

Weighted average common shares outstanding	120,436	116,035	55,220
Weighted average common shares outstanding, assuming dilution	120,436	118,065	55,220

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 29,	September 30,	October 1,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(234,632)	$35,905	$(124,829)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	94,974	120,267	163,919
Gain on sale of subsidiary	(9,387)	—	—
(Gain)/loss relating to property and plant	8,749	(2,178)	(3,389)
Minority interest in net loss of discontinued operations	(2,767)	(20,874)	(41,895)
Non cash portion of restructuring charge	2,373	—	106,601
Extraordinary gain from debt conversion	—	—	(158,634)
Interest expense paid in common stock	—	—	9,510
Other non-cash expenses	573	1,029	491
Changes in assets and liabilities
Accounts receivable	50,980	22,344	(41,859)
Inventories	15,317	(1,052)	(3,013)
Accounts payable and accrued liabilities	(43,196)	(3,735)	(3,792)
Debt conversion expenses	—	—	29,349
Other assets and liabilities, net	10,535	(1,075)	(120)

Net cash provided by (used in) operating activities	(106,481)	150,631	(67,661)

Cash flows from investing activities:
Capital expenditures	(49,702)	(104,052)	(93,621)
Proceeds from the sale of building	—	4,852	—
Proceeds from sale of subsidiary, net	14,668	—	—
Maturities of available-for-sale investments	110,097	200,243	589,909
Purchase of available-for-sale investments	(88,589)	(227,326)	(444,053)

Net cash provided by (used in) investing activities	(13,526)	(126,283)	52,235

Cash flows from financing activities
Payment on short-term borrowings, long-term debt and capital leases	(13,434)	(40,392)	(119,008)
Proceeds from long-term debt	2,000	19,583	20,000
Proceeds from short-term borrowings	12,378	15,399	8,788
Proceeds from issuance of notes	—	—	54,177
Proceeds from issuance of stock of discontinued operation	4,936	25,687	—
Proceeds from issuance of common stock, net	5,788	24,499	35,384
Payment to joint venture partner upon final dissolution of RRSMI	—	(6,940)	—

Net cash provided by (used in) financing activities	11,668	37,836	(659)

Net increase (decrease) in cash and cash equivalents	(108,339)	62,184	(16,085)
Cash and cash equivalents
Beginning of period	126,646	64,462	80,547

End of period	$18,307	$126,646	$64,462

Supplemental disclosures of non-cash activities
Conversion of joint venture debt to minority interest	$—	$—	$19,309
Conversion of Scion debt to minority interest	7,224	—	—
Conversion of Scion debt to common stock of Scion subsidiary	7,689	—	—
Supplemental disclosures of cash flow information
Interest paid during the year	4,124	5,654	22,511
Income taxes paid (refunded) during the year	4	501	(1,087)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				(Accumulated	Accumulated
	Common	Common	Additional	Deficit)	Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at September 30, 1999	49,675	$5	$369,274	$(284,308)	$(762)	$84,209
Components of comprehensive loss:
Net loss	—	—	—	(124,829)	—	(124,829)
Change in unrealized gain/(loss) on available-for-sale investments, net of income taxes of $0	—	—	—	—	23	23

Total comprehensive loss						(124,806)

Issuance of common stock under stock option plans	269	—	1,749	—	—	1,749
Issuance of common stock under employee stock purchase plan	500	—	1,474	—	—	1,474
Issuance of common stock under 401(K) plan	111	—	507	—	—	507
Issuance of common stock as payment of note interest	1,983	—	9,510	—	—	9,510
Issuance of common stock under note conversions	8,419	1	35,110	—	—	35,111
Issuance of common stock through private placements	8,057	1	32,160	—	—	32,161
Compensation expense on options issued to non-employees	—	—	16	—	—	16

Balance at October 1, 2000	69,014	7	449,800	(409,137)	(739)	39,931
Components of comprehensive income:
Net income	—	—	—	35,905	—	35,905
Adjustment for recognition of accumulated translation loss of liquidated subsidiary	—	—	—	—	739	739
Change in unrealized gain/(loss) on available-for-sale investments, net of income taxes of $0	—	—	—	—	135	135

Total comprehensive income						36,779

Issuance of common stock under stock option plans	1,293	—	3,800	—	—	3,800
Issuance of common stock under employee stock purchase plan	497	—	1,798	—	—	1,798
Issuance of common stock under 401(K) plan	104	—	808	—	—	808
Issuance of common stock under note conversions	45,468	5	213,234	—	—	213,239
Issuance of common stock through private placements	2,700	—	18,900	—	—	18,900
Settlement of SMI minority interest in final liquidation	—	—	12,423	—	—	12,423

Balance at September 30, 2001	119,076	12	700,763	(373,232)	135	327,678
Components of comprehensive loss:
Net loss	—	—	—	(234,632)	—	(234,632)
Change in unrealized gain/(loss) on available-for-sale investments, net of income taxes of $0	—	—	—	—	(121)	(121)

Total comprehensive loss						(234,753)

Issuance of common stock under stock option plans	1,023	—	3,677	—	—	3,677
Issuance of common stock under employee stock purchase plan	599	—	2,111	—	—	2,111
Issuance of common stock under 401(K) plan	280	—	796	—	—	796
Issuance of common stock under note conversion	75	—	465	—	—	465

Balance at September 29, 2002	121,053	$12	$707,812	$(607,864)	$14	$99,974

See accompanying notes to the consolidated financial statements.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies

  Nature of Operations

      Read-Rite Corporation (the “Company”) designs, manufactures and markets magnetic recording heads and head stack assemblies for storage device manufacturers and MR and inductive tape heads for the tape drive markets. The substantial majority of the Company’s net sales during fiscal 2002 were to three major disk drive manufacturers of which two maintain corporate headquarters in the United States, and one customer whose corporate headquarters is located in Korea.

  Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The majority owned subsidiaries were Scion Photonics, Inc. and Read-Rite SMI (“RRSMI”). RRSMI, the Company’s joint venture in Japan with Sumitomo Metal Industries, Ltd (“SMI”), was liquidated in fiscal 2001. Scion Photonics, Inc. was sold in April 2002. Intercompany balances and transactions have been eliminated in consolidation. Scion’s assets and liabilities are reflected in the balance sheet as of September 30, 2001 and Scion is reported as discontinued operations in the consolidated statements of operations. As a result of the sale of these operations, certain amounts have been reclassified on the statement of operations.

      The Company maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September 30. Fiscal years 2002, 2001 and 2000 ended on September 29, September 30 and October 1 respectively. To conform to the Company’s fiscal year end, the Company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000 was a fifty-three week fiscal year, with an additional week added to the second fiscal quarter ended on April 2, 2000. Fiscal 2002 and fiscal 2001 were fifty-two week fiscal years.

      The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on the financial statements of the Company as of and for the fiscal year ended September 29, 2002 included herein contains an explanatory paragraph highlighting the Company’s need for additional capital in fiscal 2003 to fund the Company’s operating and capital requirements, and that this condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      As of September 29, 2002, the Company had a working capital deficit of $41.5 million and incurred losses from continuing operations of $231.0 million for the fiscal year then ended. The Company expects to continue to expend cash and incur operating losses at least through the first half of fiscal 2003, and its ability to generate cash and operating income is dependent on its ability to successfully qualify for customers’ 60 and 80 gigabyte per platter programs.

      As discussed in Note 16, in December 2002 the Company closed a $30 million credit facility. The Company estimates it may need to raise additional capital through debt or equity offerings, or by selling assets. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain additional financing are dependent on timely qualification and volume shipments of HGAs and HSAs for customers’ 60 and 80 gigabyte per platter and enterprise programs. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 60 and 80 gigabyte programs, its financial resources may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 60 and 80 gigabyte programs may not result in positive cash flow or net income. There is no assurance that additional financing, if needed, will be

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available on terms and conditions acceptable or favorable to the Company, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or is unsuccessful in obtaining sufficient financing, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company’s business is highly capital intensive, with demand for products highly variable and difficult to predict. The Company had limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the transition to 60 and 80 GB per 3.5-inch platter programs is not expected to occur until the second quarter of fiscal 2003. As a result, the Company had significantly lower sales in fiscal 2002 as compared to fiscal 2001 and expects to incur a loss for the first half of fiscal 2003. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for fiscal 2002. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions, the availability of debt or equity financing, and the Company’s timely participation in the next generation 60 and 80 gigabyte products. In its analysis, the Company has assumed qualification and volume shipments of its 60 and 80 gigabyte products in the second fiscal quarter of 2003, with the expectation of a return to its 2001 level of profitability in the second half of fiscal 2003. Changes in the Company’s estimates of future operating results could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Revenue Recognition

      The Company recognizes revenue, under the principles of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” when title passes, and provides currently for the estimated costs to rework products that may be returned under warranty claims. The Company does not grant customers the right to return products, except under warranty claims. For direct shipments to customers, the Company recognizes revenue based upon the transfer of title and risk of loss as defined under the shipping terms. The Company also stores inventory in warehouses (JIT hubs) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss upon the customer’s acknowledgement of the receipt of the goods. The Company does not recognize revenue on products shipped to subcontractors under arrangements that require the Company to repurchase the goods at a later date.

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

  Cash Equivalents & Short-Term Investments

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

      The Company classifies its entire marketable investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income within stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other, net.

  Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product as to whether it is newly introduced or is approaching its end-of-life, and the impact of competitor announcements. The Company believes that six months is an appropriate period for sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introduction of products by competitors, technology obsolescence or fluctuations in demand.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories consisted of the following at September 29, 2002 and September 30, 2001 (in thousands):

	2002	2001

Raw material	$1,985	$3,137
Work-in-process	13,564	23,826
Finished goods	2,562	8,288

Total inventories	$18,111	$35,251

  Property, Plant & Equipment

      Property, plant and equipment are stated at cost. The depreciation for property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from one to five years for tooling, equipment and furniture and fixtures, and primarily twenty years for buildings. Leasehold improvements are amortized over the useful lives of the improvements or the remaining lease term, whichever is shorter. Amortization of assets recorded under capital leases is included with depreciation expense. The Company evaluates property, plant and equipment in accordance with Statement of Financial Accounting Standards (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”). In accordance with FAS 121, the carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that carrying value of the property, plant and equipment may be permanently impaired. If this review indicates an asset’s carrying value is not recoverable, the asset’s carrying value is reduced to its estimated fair value.

      Property, plant and equipment, net consisted of the following at September 29, 2002 and September 30, 2001 (in thousands):

	2002	2001

Land	$9,686	$9,686
Building	93,925	94,125
Equipment	795,863	778,463
Furniture and fixtures	8,114	8,211
Leasehold improvements	67,514	85,250

Property, plant and equipment	975,102	975,735
Less: Accumulated depreciation	777,916	707,704

Total property, plant and equipment, net	$197,186	$268,031

  Interest Income & Other — Net

      The following table provides the significant components of interest income and other, for the three fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000 (amounts in thousands):

	2002	2001	2000

Interest income	$3,079	$3,881	$5,062
Gain (loss) related to fixed assets	(8,749)	5,015	3,389
Foreign exchange gain (loss)	28	(1,359)	(394)
Other	1,116	2,713	3,049

Total interest income and other, net	$(4,526)	$10,250	$11,106

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Derivative Financial Instruments

      At the beginning of fiscal year 2001, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Under the Company’s hedging policy, certain contracts may be designated as a cash flow hedge. However, to date, no contracts have been designated as a cash flow hedge. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

  Stock Based Compensation

      The Company accounts for employee stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), pro forma net income (loss) and net income (loss) per share amounts have been disclosed in Note 8, Employee Stock and Benefit Plans.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Financial Instruments

  Cash Equivalents & Short Term Investments

      The following is a summary of available-for-sale securities at September 29, 2002 (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gain	Value

Money market funds	$13,307	$—	$13,307
Medium term notes	5,561	14	5,575

Total available-for-sale securities	$18,868	$14	$18,882

Included in cash equivalents			$13,307
Included in short-term investments			5,575

Total available-for-sale securities			$18,882

      The following is a summary of available-for-sale securities at September 30, 2001 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

Money market funds	$74,660	$—	$—	$74,660
Commercial paper	9,363	—	(1)	9,362
Municipal notes	15,350	—	—	15,350
Medium term notes	11,597	136		11,733

Total available-for-sale securities	$110,970	$136	$(1)	$111,105

Included in cash equivalents				$84,022
Included in short-term investments				27,083

Total available-for-sale securities				$111,105

      There were no material gross realized gains or losses in any category of investment during fiscal 2002, 2001 and 2000. The unrealized gain, net of tax, is reported as a component of accumulated other comprehensive income within stockholders’ equity.

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

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated fair values of financial instruments outstanding at September 29, 2002 and September 30, 2001 were as follows (in thousands):

	2002	2002	2001	2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$18,307	$18,307	$126,646	$126,646
Short-term investments	5,575	5,575	27,083	27,083
Convertible subordinated notes	19,151	12,448	19,801	13,663
Other long-term debt and capital leases	35,479	35,479	44,440	44,440
Foreign currency forward contracts	(1,310)	(1,310)	783	783

Note 3.     Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income presented in the accompanying balance sheet consists solely of the accumulated unrealized gains and losses on available for sale marketable securities for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented.

Note 4.     Debt & Capital Lease Obligations

  Short Term Borrowing

      Short-term borrowings of $19.5 million as of September 29, 2002 consisted of a $4.6 million Thai baht denominated loan at an interest rate of 2.5%, insurance financing totaling $1.1 million at an interest rate of 6.45% and $13.8 million Thai baht denominated loans at a floating rate, which was 7% as of September 29, 2002. During the fourth quarter of fiscal 2002, the Company reached agreement with the Thai financial institution to refinance these loans totaling $13.8 million, extending the maturity to 2004. As of the end of fiscal 2002, documentation was still pending. Consequently, the $13.8 million is reflected as short-term borrowings as of September 29, 2002.

      Short-term borrowings of $15.1 million as of September 30, 2001 consisted primarily of two six-month unsecured Thai baht denominated loans, each at approximately $4.5 million, at interest rates of 4.25% and 4.5%, respectively. An additional $5.4 million of short-term borrowings represents the portion of convertible notes issued by the discontinued operations that were converted to equity of the subsidiary prior to its disposal.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Long Term Debt & Capital Lease

      Long term debt and capital leases consisted of the following at September 29, 2002 and September 30, 2001 (in thousands):

	2002	2001

Convertible subordinated notes due 2004 at 6.5%	$19,151	$19,801
Secured loan due 2006 at LIBOR + 3.5%	10,055	12,737
Secured loan due 2005 at LIBOR + 2.75%	11,450	14,300
Secured loan due 2004 at LIBOR + 2%	3,320	5,000
Secured loan due 2004 at LIBOR + 3.0%	3,000	4,500
Secured loan due 2004 at LIBOR + 3.5%	4,200	6,548
Capital lease	830	—
Other	2,624	1,355

Total debt	54,630	64,241
Less: current portion	8,596	15,852

Total long-term debt	$46,034	$48,389

      At September 29, 2002, the future minimum principal payments on long-term debt and capital leases based on the contractual maturity dates were as follows (in thousands):

2002

2003	$8,596
2004	35,302
2005	8,721
2006	2,011

Total future payments on long-term debt and capital leases	$54,630

  Convertible Subordinated Notes

      As of September 29, 2002 the Company had $19.2 million of outstanding convertible subordinated notes. In August 1997, the Company completed a public offering of $345 million aggregate principal amount of 6.5% convertible subordinated notes (“Notes”), due September 2004. Interest is paid semi-annually in March and September. The Notes are subordinated in right of payment to all existing and future senior debt of the Company and may be redeemed at the option of the Company subsequent to September 2000. The Notes are convertible at any time at a conversion rate of 24.8524 shares per $1,000 principal amount of Notes (equivalent to approximately $40.24 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes have the right to require the Company to purchase all or part of their notes at 100% of the principal amount, plus accrued interest. The repurchase price is payable in cash or, subject to certain requirements, in shares of common stock.

      In March 2000, an exchange offer was completed to exchange 10% convertible subordinated notes (“Notes”) due September 2004 for its 6.5% convertible subordinated notes due September 2004. Note holders of the 6.5% convertible subordinated notes were to be due September 2004 were offered the opportunity to receive $1,000 principal amount of a 10% convertible subordinated notes for each $2,000 principal of 6.5% convertible subordinated notes redeemed. Approximately $325.2 million of the existing 6.5% convertible subordinated notes were exchanged for $162.6 million of new 10% convertible subordinated notes. In addition, the Company sold an additional $61.2 million of the 10% convertible subordinated for cash and

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of fees related to the exchange. The Notes were subordinated in right of payment to all existing and future senior debt of the Company and any existing notes. The Notes could be redeemed at the option of the Company at any time prior to maturity. The Company had an option to elect automatic conversion of the Notes if the stock price averaged 200% of the conversion price for at least 20 trading days during a 30 date trading window. If the automatic conversion occurred on or prior to March 5, 2002, the Company was obligated to pay in cash or stock, at its option, an amount equal to two years of interest less any interest already paid prior to the automatic conversion. The Notes were convertible at any time by the note holder at a conversion rate of 221.72949 shares per $1,000 principal amount of Notes (equivalent to approximately $4.51 per share), subject to adjustment. Upon a change in ownership control of the Company, the holders of the Notes would have the right to require the Company to purchase all or part of their notes at 105% of the principal amount, plus accrued interest. The repurchase price was payable in cash, common stock or a combination of cash and common stock. On October 19, 2000, the Company completed the automatic conversion of all of the outstanding 10% subordinated convertible notes to equity and incurred a $29.3 million debt conversion expense.

Note 5.     Commitments

  Purchase Commitments

      Purchase commitments for construction or purchase of plant and equipment for the Company totaled approximately $5.3 million as of September 29, 2002.

  Operating Leases

      The Company leases certain facilities and equipment under non-cancelable operating leases. Land and facility leases expire at various dates through 2010 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the consumer price index. Rental expense under these leases and other operating leases was $7.3 million, $9.9 million, and $9.9 million during fiscal years 2002, 2001 and 2000, respectively.

      At September 29, 2002, the future minimum payments under operating leases were as follows (in thousands):

2003	$7,853
2004	6,656
2005	6,238
2006	5,921
2007	2,769
Payments after 2007	2,598

Total minimum lease payments	$32,035

      As of September 29, 2002, the Company has accrued restructuring charges of approximately $12.6 million for operating leases, which payments are included in the $32.0 million minimum operating lease payments.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Income Taxes

  Provision For Income Taxes

      The provision (benefit) for income taxes consists of the following for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 (in thousands):

	2002	2001	2000

Current:
Federal	$(480)	$136	$—
State	—	14	—
Foreign	(140)	236	—

Provision (benefit) for income taxes	$(620)	$386	$—

      The tax benefit was primarily attributable to a new law that eliminated the 90% limitation on US alternative minimum tax net operating loss utilization for tax years ending in 2001 and 2002 and extended net operating loss carry backs from 2 years to 5 years.

  Deferred Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows for the years ended September 29, 2002 and September 30, 2001 (in thousands):

	2002	2001

Deferred tax assets:
Inventory	$2,219	$255
Accrued compensation and other benefits	2,342	4,876
Net operating loss carryforwards	108,536	90,883
Charitable contribution carryforwards	1,112	1,119
Investment and intangible valuation	2,828	2,523
Other	2,430	863

Total deferred tax assets, gross	119,467	100,519
Valuation allowance for deferred tax assets	(109,256)	(92,586)

Total deferred tax assets, net	10,211	7,933
Deferred tax liabilities:
Basis difference in fixed assets	10,211	7,933

Total deferred tax liabilities	10,211	7,933

Total deferred taxes, net	$—	$—

      The Company’s valuation allowance for deferred tax assets increased by $16.7 million during fiscal 2002 and decreased by $20.0 million during fiscal 2001, respectively. Approximately $39.0 million of the Company’s valuation allowance for deferred assets at September 29, 2002 is related to income tax benefits for stock option deductions, which will be credited to stockholders’ equity when realized.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Provision for Income Taxes Reconciliation

      The reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, is as follows for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 (in thousands):

	2002	2001	2000

Income tax expense (benefit) computed at federal statutory rate	$(83,300)	$5,397	$(113,876)
Unbenefited loss from majority-owned subsidiary	—	8,101	—
Net foreign earnings subject to taxes at lower rates	—	(12,473)	(4,538)
Losses for which no current year benefit is available	84.862	—	113,358
Other	(2,188)	(639)	5,056

Provision (benefit) for income taxes	$(620)	$386	$—

      Pretax loss from foreign operations was approximately $191.2 million during fiscal 2002, pretax income from foreign operations was approximately $51.1 million in fiscal 2001 and pretax loss from foreign operations was approximately $248.5 million during fiscal 2000. The Company enjoys tax holidays with respect to its operations in Thailand, which will expire in fiscal 2007, and in the Philippines, which will expire in fiscal 2003. The impact of these holidays increased the net income by approximately $1.6 million ($0.01 basic and diluted net income per share) during fiscal 2001, and decreased the net loss by approximately $4.5 million ($0.08 basic and diluted net loss per share) during fiscal 2000. At September 29, 2002, accumulated pretax loss of approximately $546.2 million was incurred outside the United States and no federal tax benefit has been provided on these losses.

      At September 29, 2002, the Company had a federal net operating loss carryforward of approximately $306.7 million for United States federal tax return purposes, expiring in the following fiscal years (in thousands):

Net Operating Loss	Expiring in Fiscal Year

$35,294	2005 through 2009
37,464	2010
14,718	2011
19,524	2012
91,553	2018
49,080	2019
1,978	2020
11,676	2021
45,430	2022

$306,717

      Based on the Company’s recent history of losses in the United States, the lack of carryback availability and the uncertainty of future profits, the Company has provided a full valuation allowance against these assets.

      Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before their utilization.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Net Income (Loss) Per Share

      The following table sets forth the computation of the shares used in the basic and diluted net income (loss) per share for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 (in thousands):

	2002	2001	2000

Weighted average number of common shares outstanding during the period:	120,436	116,035	55,520
Incremental common shares issuable under Company stock option plans after applying treasury stock method, net of tax benefit	—	2,030	—

Denominator for diluted earnings per share	120,436	118,065	55,520

      Incremental common shares attributable to the issuance of shares under stock option plans (after applying the treasury stock method, net of tax benefit) were not included in fiscal years 2002 and 2000 as the effect would be antidilutive. Incremental common shares attributable to the assumed conversion of the Company’s convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for all periods presented.

Note 8.     Employee Stock & Benefit Plans

  Stock Purchase Rights

      In fiscal 1997, the Company implemented a plan to protect stockholders’ rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company’s outstanding common stock carries one right to purchase one one-thousandth of a share of the Company’s Series “A” Participating Preferred Stock (the “Right”) at an exercise price of $150. The Right enables the holder to purchase common stock of Read-Rite or of the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 20% or more of the Company’s outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company’s common stock. If prior to redemption of the Rights, a person or group acquires 20% or more of the Company’s common stock, each Right not owned by a holder of 20% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right’s then current exercise price, that number of shares of common stock of the Company having a market value at that time of twice the Right’s exercise price. The Rights expire in March 2007.

  Employee Stock Option Plans

      The Company has granted stock options to purchase its common stock to employees under three option plans, the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”), the 1995 Stock Option Plan (the “1995 Plan”), and the 1998 Non-Statutory Stock Option Plan (the “1998 Plan”). Options granted generally have exercise prices equal to the fair market value as of the date of grant. However, under the plans the Company’s Board of Directors has authority to grant nonstatutory stock options at not less than 85% of the fair market value as of the date of grant. Options granted under these plans generally vest over four years and have a ten-year term, such that vesting occurs at the rate of 25% per year, starting one year from the date of grant. To improve employee retention, the Company offered several accelerated vesting schedules during fiscal year 2000 ranging from 100% vesting after six months, to 25% vesting per six months of employment. The 1995 Plan was approved by the Company’s stockholders in February 1996, with 3,000,000 shares of common stock reserved for issuance thereunder; the 1995 Plan also provides that approximately 1,400,000 shares under the 1987 Plan, plus any shares made available due to canceled options under the 1987 Plan, be rolled over into the 1995 Plan. In February 1998, the 1995 Stock Plan was amended by the Company’s stockholders to

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase the number of shares reserved for issuance by an additional 2,250,000 shares, and was further amended in February 2001 to increase the number of shares reserved for issuance by an additional 3,000,000 shares. In February 1998, the Company’s Board of Directors approved the 1998 Plan and reserved 2,000,000 shares of common stock for issuance thereunder. In October 1999, February 2000 April 2001 and July 2001, the 1998 plan was amended by the Board of Directors to increase the number of shares reserved for issuance by 1,000,000, 3,000,000 2,000,000 and 3,000,000 shares, respectively.

  Director Stock Option Plan

      In February 2002, shareholders approved the 2001 Directors’ Option Plan and reserved 500,000 shares for issuance thereunder. The 2001 Directors’ Plan provides for the annual granting of 10,000 shares to outside directors at an exercise price equal to the fair market value on the date of grant. The initial grant occurred in February 2002, and subsequent grants will occur on the date of the annual meeting of shareholders provided the outside Director is re-elected and continues as an outside director. As of September 29, 2002, 40,000 shares had been granted under the plan at a weighted average exercise price of $2.83 and there were 460,000 shares available. In May 1991, the Company’s Board of Directors approved a Director Option Plan (the “1992 Director Plan”) and reserved 150,000 shares of common stock for issuance pursuant to the 1992 Director Plan, and an additional 150,000 shares were reserved in February 1998. The plan expired in 2002. Total outstanding grants under the 1992 Plan total 197,653 at prices ranging from $1.19 to $37.13, with a weighted average exercise price of $11.64.

  Stock Option Activity

      Stock option activity under the employee and director option plans was as follows:

	Options Outstanding

	Weighted
	Average	Number of	Available
	Exercise	Shares	For Future
	Price	Outstanding	Grant

September 26, 1999	$8.90	8,928,690	3,403,711
Additional Shares Reserved	—	—	4,000,000
Granted	$3.60	8,872,043	(8,872,043)
Exercised	$6.50	(269,254)	—
Canceled	$6.35	(3,288,173)	3,288,173

October 1, 2000	$6.23	14,243,306	1,819,841
Additional Shares Reserved	—	—	8,000,000
Granted	$5.53	4,596,580	(4,596,580)
Exercised	$4.23	(863,599)	—
Canceled	$6.20	(1,257,323)	1,170,071

September 30, 2001	$6.13	16,718,964	6,393,332
Additional Shares Reserved	—	—	500,000
Granted	$3.06	6,559,321	(6,559,321)
Exercised	$3.59	(1,022,653)	—
Canceled	$5.32	(3,004,219)	2,998,701

September 29, 2002	$5.35	19,251,413	3,332,712

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 29, 2002, September 30, 2001, and October 1, 2000, there were exercisable options outstanding under the above mentioned option plans to purchase an aggregate of approximately 9,364,511, 8,425,924 and 5,647,227 shares, respectively.

      In fiscal 1991, the Company granted to Cyril Yansouni an option, independent of an option plan, to purchase 1,188,037 shares of common stock at $0.33 per share. As of September 30, 2001, all options had been exercised.

Stock Options Outstanding & Stock Options Exercisable

      The following table summarizes information about Read-Rite options outstanding at September 29, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price

$0.36 – $ 3.07	5,016,441	9.05	$2.20	1,265,773	$2.68
$3.21 – $ 4.38	5,949,755	8.19	3.86	2,246,910	3.58
$4.40 – $ 7.56	5,529,468	6.15	6.63	3,574,866	7.11
$7.70 – $37.12	2,755,749	5.61	11.73	2,276,962	12.25

$0.36 – $37.12	19,251,413	7.46	5.35	9,364,511	6.91

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which all eligible employees may acquire common stock at a price per share equal to the lesser of 85% of the closing sales price of the stock at the beginning or at the end of each offering period. In February 1999, stockholders approved an additional reserve of 2,000,000 shares to the Purchase Plan, and restricted the number of shares issued in each six month offering period to a maximum of 250,000 shares, with the exception of the 10/1/98–4/30/99 offering period, (a seven month offering period) which was capped at 350,000 shares. Offering periods effective May 1, 1999 have a six-month duration commencing on May 1 and November 1 of each year. In February 2002, stockholders approved an additional reserve of 2,100,000 shares to the Purchase Plan and increased the shares issued in each six-month offering period to a maximum of 350,000 shares. The Board of Directors has reserved a total of 5,600,000 shares under this Purchase Plan and, at September 29, 2002, there were 2,155,459 shares available for purchase.

401(k) Retirement Plan

      The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) under which eligible U.S. employees may contribute, on a pre-tax basis, a portion of their total annual income from the Company, excluding bonuses and subject to a maximum aggregate annual contribution imposed by the Internal Revenue Code. The Company sponsors a “stock match” program pursuant to which the Company contributes shares of the Company’s common stock to the 401(k) Plan. Each participating employee receives shares with a market value equal to $1.50 for each $1.00 contributed by such employee up to the lesser of (i) $1,500 in common stock, or (ii) 100 shares of common stock per participant per year. Effective January 1, 2002, shares immediately vest upon issuance. In October 2001, the Board increased the number of shares, per participant per year, from 100 to 300 effective October 1, 2001. The Board of Directors has reserved 2,800,000 shares under the 401(k) Plan and, at September 29, 2002, there were 1,420,978 shares available for issuance under the plan.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

      The Company has adopted the disclosure provisions of FAS 123. Had compensation expense for the Company’s plans been determined based on the fair value at the grant date for awards using the Black-Scholes option valuation model, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Pro forma net income (loss)	$(246,555)	$22,502	$(135,903)
Pro forma basic earnings (loss) per share	$(2.05)	$0.19	$(2.46)
Pro forma diluted earnings (loss) per share	$(2.05)	$0.19	$(2.46)

      The fair value of each option grant and issuance under the stock purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	1.46	1.48	0.94
Risk free interest rate	2.78%	3.80%	5.80%
Expected lives — stock options granted	3.1 years	2.9 years	2.2 years
Expected lives — employee stock purchase plan	0.5 years	0.5 years	0.5 years

      The weighted average exercise price and weighted average fair value of stock options granted and shares granted under the Company’s Employee Stock Purchase Plan are as follows:

	2002	2001	2000

Weighted average exercise price — stock options granted	$3.06	$5.53	$3.60
Weighted average fair value — stock options granted	$2.39	$4.24	$1.92
Weighted average exercise price — employee stock purchase plan	$3.52	$3.62	$2.94
Weighted average fair value — employee stock purchase plan	$2.94	$2.72	$1.70

Warrants

      In connection with a private placement of common stock in fiscal 2000, the Company issued warrants for the purchase of 2,857,142 shares of its common stock at an exercise price of $7.375 per share. The warrants were exercisable at any time prior to September 1, 2001. The warrants expired unexercised.

Note 9.	Restructuring Costs & Other

Fiscal Year 2002

      During the fourth quarter of fiscal 2002, the Company recorded total restructuring and other charges of $19.5 million. The restructuring charge was primarily related to cost-cutting actions initiated by the Company in the fourth quarter of fiscal 2002. The charge consisted of $4.6 million related to severance costs associated with a 5% reduction in force, or approximately 500 employees; with 330 and 110 employees engaged in manufacturing activities in Thailand and the U.S., respectively. Six employees were terminated during the first fiscal quarter of 2003, with all other employees terminated in the fourth fiscal quarter of 2002. The Company consolidated its staff in the United States, with the exception of its tape head operations, to its Fremont facility. Approximately $12.6 million of the charge is related to future lease payments on the Milpitas facility. The lease on this facility expires in July 2006. The Company expects the complete exit from the facilities to occur in the first fiscal quarter of 2003. The cost of the idle facilities subsequent to this time period, less any

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated sublease rentals, has been accrued as part of the restructuring charge. The aggregate lease payments are approximately $13.8 million over the remaining term of the lease. The Company estimates that sublease rental proceeds will be approximately $1.2 million over the remaining term of the lease. The estimated sublease rentals may vary significantly based upon the timing and the amount per square foot of a sublease arrangement, and whether a sublease arrangement is available at terms acceptable to the Company. The balance of the charge represents equipment write-downs and a write-off of leasehold improvements at the Milpitas facility. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified.

      The following table reflects the total restructuring charge in fiscal 2002 (amount in thousands):

	Equipment &		Lease
	Leaseholds	Severance	Commitments	Total

Restructuring charge	$2,373	$4,589	$12,565	$19,527
Write offs/write downs	(2,373)	—	—	(2,373)
Cash payments	—	(4,269)	—	(4,269)
Change in estimates	—	—		—

Accrual balance September 29, 2002:	$—	$320	$12,565	$12,885

Fiscal Year 2000

      During the second and third quarters of fiscal 2000, the Company recorded total restructuring and other charges of $130.1 million. Due primarily to greater proceeds from the sale of assets and lower severance payments than anticipated, the Company revised its estimate for restructuring costs to approximately $120.8 million in the fourth fiscal quarter. With continued productivity improvements and more efficient capacity utilization at the Company’s Fremont wafer fab, the Company’s efforts to reduce fixed costs, and to better focus its technical resources in one wafer fab location, the Company dissolved its joint venture, Read-Rite SMI (“RRSMI”), with Sumitomo Metals Industries, Ltd. (“SMI”) in Japan. The Company has established a product engineering, sales, and procurement office in Japan to continue to support its customers and suppliers in that area. The transition to the Fremont wafer fab of the products currently designed and manufactured in Japan was completed by the fourth quarter of fiscal 2000.

      In addition, the Company closed its Philippine head stack operations, bringing all head gimbal assembly and head stack operations into the Company’s Thailand facility. This action lowered the Company’s fixed costs and provided a faster response to customer changes through improvement in manufacturing cycle time. The Company’s tape head operations remain in the Philippines.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the total restructuring charge in fiscal 2000 (amount in thousands):

	Facilities &		Lease
	Equipment	Severance	Commitments	Other	Total

Restructuring charge	$113,567	$8,511	$7,055	$986	$130,119
Write off and write downs	(106,481)	—	—	(120)	(106,601)
Cash charges/adjustments	(950)	(6,185)	(7,055)	737	(13,453)
Change in estimate	(6,136)	(2,326)	—	(864)	(9,326)

Accrual balance, Oct. 1, 2000	$—	$—	$—	$739	$739

Settlement of accumulated translation loss upon final liquidation of RRSMI	—	—	—	$(739)	$(739)

Accrual balance, Sept. 30, 2001	$—	$—	$—	$—	$—

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

Note 10.	Cost of Sales — Special Charges

      In fiscal 2002 the Company incurred special charges of $36.7 million primarily for inventory charges related to 40 gigabyte per platter inventory and severance costs related to an 11% reduction in force, or 1,250 employees, at the Company’s United States and Thailand facilities. As of September 29, 2002, all affected employees had been terminated.

      In fiscal 2001, the Company incurred a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company’s slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to the Company’s facility in Thailand.

      In fiscal 2000, the Company wrote-off $8.1 million of excess or obsolete inventories as part of the closure of the Company’s wafer fab in Japan and the closure of head stack assembly operations in the Philippines and the relocation of those operations to Thailand. Factory efficiency improvements made the closure and consolidation of the Company’s wafer fab and assembly operations necessary to align the Company’s cost structure with current industry conditions.

Note 11.	Discontinued Operations

      In April 2002, JDS Uniphase acquired Scion Photonics, Inc., the Company’s majority-owned subsidiary, in a cash transaction. As a result, the Company recorded a gain on the disposal of the subsidiary of $9.4 million. The Company received cash proceeds of $15.2 million in the third quarter of fiscal 2002. An additional amount is receivable by the Company, pending the settlement of contingencies related to the sale. These contingent amounts have been excluded from the calculation of the gain in fiscal 2002. During fiscal year 2002, the loss from discontinued operations (excluding the gain) totaled $13.1 million. In fiscal 2001, the loss on the discontinued operations totaled $3.2 million.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The balance sheet as of September 30, 2001 includes the assets and liabilities of Scion. The following table represents the assets and liabilities of Scion as of September 30, 2001. Intercompany transactions have been eliminated.

September 30,
2001

Cash	$2,706
Other current assets	3,419
Property, plant and equipment, net	21,660
Other	1,586

Total assets	$29,371
Current liabilities	$24,558

      Minority interest for Scion on the consolidated balance sheet totaled $4.8 million as of September 30, 2001.

Note 12.	Litigation

      On December 11, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the “Ferrari State Action”), alleging that the defendants made false and misleading statements concerning the Company’s business condition and prospects, and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants, including the Company, to certain causes of action. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action’s final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001. On April 20, 2001 the court entered an order granting that motion, and final judgment in favor of the remaining defendants was entered on May 23, 2001. Plaintiffs thereafter served a notice of appeal on July 20, 2001. On March 20, 2002, plaintiffs filed their opening appellate brief, on June 18, 2002, defendants’ filed their opposition brief, on September 6, 2002, plaintiffs filed their brief in reply to the opposition, and the court has not yet scheduled a hearing date for the appeal.

      On January 16, 1997 and May 19, 1997, two purported class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the “Ferrari Federal Action”) and by James C. Nevius and William Molair (the “Nevius Federal Action”), respectively. Both complaints alleged that the defendants made false and misleading statements concerning the Company’s business condition and prospects and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the “Consolidated Federal Action”). On October 13, 2000, following a motion for dismissal by defendants, the court ordered that both the Ferrari plaintiffs’ and Nevius plaintiffs’ complaints be dismissed with prejudice and without leave to amend. The Nevius plaintiffs and Ferrari plaintiffs thereafter filed notices of appeal on October 27, 2000, and November 9, 2000, respectively, and these appeals have been consolidated. The Nevius and Ferrari plaintiffs filed their opening appellate briefs on July 8, 2002, defendants’ filed their reply brief on September 6, 2002, oral arguments on the appeals were heard in the United States Court of Appeal for the Ninth Circuit on December 5, 2002, and the Company is now awaiting the outcome of the appeal.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There has been no discovery to date in the Consolidated Federal Action and no trial is scheduled in any of these actions. The Company believes that the Company and the individual defendants have meritorious defenses in the above-described actions. Accordingly, both on its own behalf and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously, and believes the final disposition of the claims set forth in these actions will not have a material adverse effect on the Company’s business, results of operations and financial condition.

      In September 2001, the Bay Area Air Quality Management District (“BAAQMD”) filed a complaint in the Superior Court of the State of California, Alameda County, alleging violations of permit conditions and district regulations relating primarily to breakdowns of the Company’s thermal oxidizer in its Fremont plant over a three-year period. The Company had promptly notified the BAAQMD of all such breakdowns and had not been assessed any fines or received any further correspondence relating to these incidents by the BAAQMD prior to being served with the complaint. The Company answered the complaint in October of 2001. The matter has since been referred to mediation, with the first of several mediation sessions occurring in November 2002. A tentative settlement of this action was reached on December 13, 2002, the details of which are being finalized. That settlement, when finalized, will have no material adverse effect on the Company’s business, results of operations or financial condition.

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

      Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company’s customer base is concentrated with a small number of storage device manufacturers. The Company’s three largest hard disk drive customers, Maxtor, Samsung and Western Digital, accounted for a total of 91% of net sales during fiscal 2002. Included as Western Digital product sales are HGAs shipped and billed directly to two third-party subcontractors who assemble head stack assemblies for Western Digital. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company performs ongoing credit evaluation of its customer’s financial condition and, generally, requires no collateral from its customers.

      Principal customers for years ended September 29, 2002, September 30, 2001 and October 1, 2000 were as follows (as a percentage of net sales):

Customers	2002	2001	2000

Western Digital	49%	36%	20%
Maxtor	27%	41%	40%
Samsung	15%	16%	19%
All Others	9%	7%	21%

	100%	100%	100%

      In April 2001 Quantum’s hard disk drive operations merged with Maxtor. Sales for fiscal year 2001 are listed under Maxtor. Sales to Quantum in fiscal year 2000, representing 12% of total sales, are reported under “other.”

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

Note 14.	Segment & Geographical Information

      The Company operates and tracks its results in two operating segments, the hard disk drive and tape drive segments. The tape segment is not a reportable segment under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), and has been combined with the disk drive segment under the caption of “magnetic heads.” The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. In April 2002, the Company sold its interest in its majority-owned subsidiary, Scion Photonics, Inc., which previously operated as the Company’s fiber optic segment. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker as defined by FAS 131. The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations.

      Enterprise-wide information is provided in accordance with FAS 131. Geographical revenue information is based on the customer’s ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

      Net sales to customers by operating segments were as follows (amount in thousands):

For the years ended	2002	2001	2000

Magnetic heads	$262,779	$710,397	$555,860
Fiber optics (discontinued operations)	1,577	4,507	—

      Sales from discontinued operations include $35 thousand in fiscal 2002 and $2 million in fiscal 2001 to the magnetic head segment.

      Profit/loss from unaffiliated customers by operating segments were as follows (amount in thousands):

For the years ended	2002	2001	2000

Magnetic heads	$(230,953)	$39,055	$(124,350)
Fiber optics (discontinued operations)	(3,679)	(3,150)	(479)

Total net income (loss)	$(234,632)	$35,905	$(124,829)

      Profit/loss in fiscal 2002 from discontinued operations includes the gain on the sale of $9.4 million. Excluding the gain, loss from discontinued operations in fiscal 2002 was $13.1 million.

      Net sales to unaffiliated customers by country were as follows (amounts in thousands):

For the years ended	2002	2001	2000

Singapore	72,816	213,035	$163,916
Hong Kong	63,551	79,670	85,937
India	56,037	140,905	45,381
Korea	38,370	111,110	95,355
Malaysia	15,855	70,997	74,015
Others	16,150	94,680	91,256

Total net sales	$262,779	$710,397	$555,860

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net long-lived assets by country were as follows (amount in thousands):

For the years ended	2002	2001

United States	$115,782	$153,030
Thailand	72,634	96,632
Philippines	8,713	18,183
Others	57	186

Total long-lived assets	$197,186	$268,031

      Scion’s long-lived assets totaled $21.7 million at the end of fiscal year 2001, and were located in the United States.

Note 15.	Quarterly Financial Data (Unaudited)

      The following table summarizes the Company’s quarterly results of operations for the years ended September 29, 2002 and September 30, 2001 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002(1)(2)(3)
Net sales	$135,913	$52,422	$36,494	$37,950
Gross margin	21,678	(56,108)	(62,451)	(41,259)
Income (loss) from continuing operations	4,781	(74,132)	(86,564)	(75,038)
Net income (loss)	(4,492)	(76,636)	(78,466)	(75,038)
Basic net income (loss) per share	(0.04)	(0.64)	(0.65)	(0.62)
Diluted net income (loss) per share	(0.04)	(0.64)	(0.65)	(0.62)

2001(4)
Net sales	$189,913	$193,119	$174,310	$153,055
Gross margin	38,239	28,444	24,020	25,267
Income from continuing operations	14,248	6,659	10,184	7,964
Net income	12,500	6,130	9,744	7,531
Basic net income per share	0.12	0.05	0.08	0.06
Diluted net income per share	0.11	0.05	0.08	0.06

      The quarterly financial information has been reclassified to present separately the results of continuing operations as a result of the disposition of the Scion Photonics operations.

(1)	The second quarter of fiscal 2002 includes a special charge of $20 million primarily related to inventory charges on 40 gigabyte per platter inventory and severance costs related to an 11% reduction in force at the Company’s Thailand and United States facilities.

(2)	The third quarter of fiscal 2002 reflects special charges of $16.7 million primarily related to the write-down of 40 gigabyte per platter inventory. The third quarter of fiscal 2002 also reflects a gain on the sale of its discontinued operations of Scion Photonics, Inc. of $8.1 million, represented by a loss from discontinued operations of $1.3 million and a gain on the disposal of its interest in Scion of $9.4 million.

(3)	The Company incurred a restructuring charge of $19.5 million in the fourth quarter of fiscal 2002 related to cost-cutting actions initiated by the Company. The charge was for severance costs, write-off of

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and leasehold improvements and a charge for future lease payments associated with the Milpitas office facility.

(4)	The second quarter of fiscal 2001 includes a special charge of $5.4 million relating to the obsolescence of equipment and the consolidation of the Company’s slider fabrication, head gimbal assembly and head stack assembly prototype and development activities to Thailand.

Note 16.	Subsequent Event

      In December 2002, the Company entered into a $30 million secured credit facility. The amount available under the secured credit facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances, and the appraised value of domestic equipment. In connection with the secured credit facility, the Company has issued warrants to purchase approximately 24 million shares of common stock in the Company at a price of $0.27, the closing market price of the Company’s common stock on December 20, 2002. In December 2002, the Company drew $10.2 million and paid a facility fee of $1.5 million in connection with the transaction.

READ-RITE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Read-Rite Corporation

      We have audited the accompanying consolidated balance sheets of Read-Rite Corporation as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 29, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Read-Rite Corporation at September 29, 2002 and September 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that Read-Rite Corporation will continue as a going concern. As more fully described in Note 1, as of September 29, 2002, the Company had a working capital deficit of $41.5 million and incurred a loss from continuing operations of $231.0 million for the fiscal year then ended. The Company expects losses and negative cash flow to continue, which will require the Company to obtain additional capital or pursue other strategic alternatives. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Jose, California

October 29, 2002, except for Note 16
 as to which the date is December 26, 2002

Item 9.	Changes in & Disagreements with Accountants on Accounting & Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 5, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors & Executive Officers of the Registrant

(a)	Executive Officers — See the section entitled “Executive Officers” in Part I, Item 1 hereof, which is incorporated by reference into this Item.

(b)	Directors — The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

      The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners & Management

      The information required by this Item is incorporated by reference to the sections entitled “Record Date and Principal Ownership” and “Security Ownership of Management” in the Proxy Statement.

Item 13.	Certain Relationships & Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.	Evaluation of Disclosure Controls & Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. In connection with the closing of the Company’s financial statements for the year ended September 29, 2002, management noted the need to address certain control deficiencies. In order to enhance the Company’s internal controls going forward, the Company plans to formally document certain reconciliations to the general ledger, evaluate and document for each reporting period certain assumptions underlying estimates and judgments, and ensure that the Company’s finance organization has the appropriate resources, processes and technology to support the Company’s operations and external reporting requirements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements The following consolidated financial statements of the Company for the fiscal year ended September 29, 2002 are included herewith: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Auditors

      (a)(2) Supplemental Schedules Schedule II                     Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits

Exhibit
Number	Description of Document

3.1(15)	Restated Certificate of Incorporation, as amended
3.2(15)	Bylaws, as amended
4.2(1)	Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991
4.3(8)	Shareholder Rights Plan dated March 3, 1997 between the Company and Chase Mellon Shareholder Services, L.L.C
4.4(11)	Supplemental Trust Indenture between the Company and State Street Bank and Trust Company of California, N.A. as Trustee for the 6 1/2% Convertible Subordinated Notes due September 1, 2004 dated August 15, 1997
10.1(1)	Form of Indemnification Agreement
10.2(3)*	Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(12)*	Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
10.4(5)*	Amended and Restated 401(k) Retirement Savings Plan and Summary Plan Description
10.5(9)*	Employee Stock Purchase Plan (as amended and restated July 22, 1997)
10.6(1)*	Stock Option Agreement dated February 4, 1991 between the Company and Cyril J. Yansouni, as amended May 16, 1991
10.20(1)	License Agreement between International Business Machines Corporation and the Company dated as of October 1, 1986
10.21(3)	License Agreement dated September 14, 1993 between the Company and Kyushu Matsushita Electric Co., Ltd. (Confidential treatment requested for certain portions of this exhibit)
10.22(4)	Cross-License Agreement dated December 31, 1994 between the Company and Seagate Technology Inc.
10.27(2)	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and the Company
10.41(13)*	1995 Stock Option Plan (as amended and restated July 1, 1998) and form of Stock Option Agreement
10.42(6)*	Years of Service Plan
10.47(7)*	Executive Quarterly Variable Compensation Plan
10.48(7)*	Read-Rite Corporation Super Bonus Plan
10.49(9)*	Severance Plans
10.50(9)*	Fourth and Fifth Amendments to Read-Rite Corporation’s 401 (k) Plan

Exhibit
Number	Description of Document

10.53(10)**	License Agreement, dated as of January 1, 1997, between the Read-Rite Corporation and International Business Machines Corporation
10.57(13)*	1998 Stock Plan and form of Stock Option Agreement
10.58(13)*	Sixth Amendment to Read-Rite Corporation’s 401(k) Plan
10.65 (14)	Scion Photonics, Inc. Preferred Stock Purchase Agreement
10.66 (14)	Scion Photonics, Inc. 2000 Stock Option Plan
10.67 (16)	Merger Agreement among JDS Uniphase, JDSU Acquisitions Four, Inc., Scion Photonics Inc., Read-Rite Corporation and each of the Investors dated April 19, 2002
10.68	Credit Agreement dated as of December 24, 2002 among Read-Rite Corporation, as Borrower, the Lenders Listed Herein as Lenders and Special Value Investment Management, LLC, as Administrative Agent
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1(13)	Power of Attorney
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

**	Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (file No. 33-53900), effective November 17, 1992.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 dated April 25, 1996.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(8)	Incorporated by reference from the Company’s Registration Statement on Form 8-A12G (dated March 7, 1997).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(11)	Incorporated by reference from the Company’s Form 8-K dated September 2, 1997.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended December 31, 1997.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10K for the fiscal year ended September 30, 1998.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended December 31, 2000.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10K for the fiscal year ended September 30, 2001.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2002.

(b)	Reports on Form 8-K No reports on Form 8-K were filed by the Company during the quarter ended September 29, 2002.

(c)	Exhibits See subsection (a)(3) above.

(d)	Financial Statement Schedules See subsections (a)(1) and (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 27th day of December, 2002.

READ-RITE CORPORATION

By:	/s/ ALAN S. LOWE

Alan S. Lowe, President &
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Alan S. Lowe and Andrew C. Holcomb, and each of them acting individually, as such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CYRIL J. YANSOUNI Cyril J. Yansouni	Chairman of the Board of Directors	December 27, 2002

/s/ ALAN S. LOWE Alan S. Lowe	President & Chief Executive Officer (Principal Executive Officer) Director	December 27, 2002

/s/ ANDREW C. HOLCOMB Andrew C. Holcomb	Sr. Vice President & Chief Financial Officer (Principal Financial Accounting Officer)	December 27, 2002

/s/ WILLIAM J. ALMON William J. Almon	Director	December 27, 2002

/s/ MICHAEL L. HACKWORTH Michael L. Hackworth	Director	December 27, 2002

/s/ MATTHEW J. O’ROURKE Matthew J. O’Rourke	Director	December 27, 2002

/s/ DR. ROBERT M. WHITE Dr. Robert M. White	Director	December 27, 2002

READ-RITE CORPORATION

CERTIFICATIONS

I, Alan S. Lowe, certify that:

      1. I have reviewed this annual report on Form 10-K of Read-Rite Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By: /s/ ALAN S. LOWE _______________________________________ Name: Alan S. Lowe Title: President & Chief Executive Officer

READ-RITE CORPORATION

CERTIFICATIONS

I, Andrew C. Holcomb, certify that:

      1. I have reviewed this annual report on Form 10-K of Read-Rite Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By: /s/ ANDREW C. HOLCOMB

Name: Andrew C. Holcomb

Title:	Senior Vice President & Chief Financial Officer

SCHEDULE II

VALUATION & QUALIFYING ACCOUNTS

(In thousands)

				Uncollectable
	Balance at	Charged	Cash and Non	Receivable	Balance at
	Beginning of	(Credited) to	Cash Charges	Written	End of
	Period	Expenses	and Other	Off/Others	Period

September 29, 2002
Allowance for doubtful accounts	$1,931	$(1,056)	$—	$(13)	$862

September 30, 2001
Allowance for doubtful accounts	$1,826	$—	$—	$105	$1,931

October 1, 2000
Allowance for doubtful accounts	$2,594	$(691)	$—	$(77)	$1,826

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(15)	Restated Certificate of Incorporation, as amended
3.2(15)	Bylaws, as amended
4.2(1)	Amended Registration Rights Agreement, dated as of June 27, 1991 and amended August 12, 1991
4.3(8)	Shareholder Rights Plan dated March 3, 1997 between the Company and Chase Mellon Shareholder Services, L.L.C
4.4(11)	Supplemental Trust Indenture between the Company and State Street Bank and Trust Company of California, N.A. as Trustee for the 6 1/2% Convertible Subordinated Notes due September 1, 2004 dated August 15, 1997
10.1(1)	Form of Indemnification Agreement
10.2(3)*	Amended and Restated 1987 Stock Option Plan and form of Stock Option Agreement
10.3(12)*	Amended and Restated 1991 Director Option Plan (as amended and restated October 20, 1998) and form of Option Agreement
10.4(5)*	Amended and Restated 401(k) Retirement Savings Plan and Summary Plan Description
10.5(9)*	Employee Stock Purchase Plan (as amended and restated July 22, 1997)
10.6(1)*	Stock Option Agreement dated February 4, 1991 between the Company and Cyril J. Yansouni, as amended May 16, 1991
10.20(1)	License Agreement between International Business Machines Corporation and the Company dated as of October 1, 1986
10.21(3)	License Agreement dated September 14, 1993 between the Company and Kyushu Matsushita Electric Co., Ltd. (Confidential treatment requested for certain portions of this exhibit)
10.22(4)	Cross-License Agreement dated December 31, 1994 between the Company and Seagate Technology Inc.
10.27(2)	Single Tenant Industrial Lease Agreement, dated as of August 24, 1992, between Shuwa Investments Corporation and the Company
10.41(13)*	1995 Stock Option Plan (as amended and restated July 1, 1998) and form of Stock Option Agreement
10.42(6)*	Years of Service Plan
10.47(7)*	Executive Quarterly Variable Compensation Plan
10.48(7)*	Read-Rite Corporation Super Bonus Plan
10.49(9)*	Severance Plans
10.50(9)*	Fourth and Fifth Amendments to Read-Rite Corporation’s 401 (k) Plan
10.53(10)**	License Agreement, dated as of January 1, 1997, between the Read-Rite Corporation and International Business Machines Corporation
10.57(13)*	1998 Stock Plan and form of Stock Option Agreement
10.58(13)*	Sixth Amendment to Read-Rite Corporation’s 401(k) Plan
10.65(14)	Scion Photonics, Inc. Preferred Stock Purchase Agreement
10.66(14)	Scion Photonics, Inc. 2000 Stock Option Plan
10.67(16)	Merger Agreement among JDS Uniphase, JDSU Acquisitions Four, Inc., Scion Photonics Inc., Read-Rite Corporation and each of the Investors dated April 19, 2002
10.68	Credit Agreement dated as of December 24, 2002 among Read-Rite Corporation, as Borrower, the Lenders Listed Herein as Lenders and Special Value Investment Management, LLC, as Administrative Agent
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors

Exhibit
Number	Description of Document

24.1(13)	Power of Attorney
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

**	Confidential treatment requested for certain portions of this exhibit. In accordance with the rules of the Commission, the confidential portions of this exhibit have been omitted and filed separately with the Commission.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33 42570), effective October 17, 1991.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (file No. 33-53900), effective November 17, 1992.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 dated April 25, 1996.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(8)	Incorporated by reference from the Company’s Registration Statement on Form 8-A12G (dated March 7, 1997).

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(11)	Incorporated by reference from the Company’s Form 8-K dated September 2, 1997.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended December 31, 1997.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10K for the fiscal year ended September 30, 1998.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended December 31, 2000.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10K for the fiscal year ended September 30, 2001.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2002.