Form 10-Q
period 2002-12-29
READ RITE CORP /DE/
filed 2003-02-12
CIK 819480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-19512

READ-RITE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	94-2770690 (I.R.S. Employer Identification No.)

44100 OSGOOD ROAD, FREMONT, CA (Address of Principal Executive Officers)	94539 (Zip Code)

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

On February 7, 2003, 121,116,940 shares of the registrant’s common stock were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

READ-RITE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for per share data)

	December 29,	September 29,
	2002	2002

ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$13,209	$18,307
Short-term investments	—	5,575
Accounts receivable, net of allowance of $184 as of
December 2002 and $862 as of September 2002	14,053	14,057
Inventories	12,540	18,111
Prepaid expenses and other current assets	4,376	5,362

Total current assets	44,178	61,412
Property, plant and equipment, net	176,984	197,186
Other assets	6,336	4,557

Total assets	$227,498	$263,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$6,975	$19,480
Accounts payable	43,954	38,755
Accrued compensation and benefits	13,422	14,985
Other accrued liabilities	18,865	21,067
Current portion of long-term debt and capital lease obligations	8,616	8,596

Total current liabilities	91,832	102,883
Convertible subordinated notes	19,151	19,151
Other long-term debt and capital lease obligations	49,284	26,883
Other long-term liabilities	13,325	14,264

Total liabilities	173,592	163,181
Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	12	12
Additional paid-in capital	707,851	707,812
Accumulated deficit	(653,957)	(607,864)
Accumulated other comprehensive income	—	14

Total stockholders’ equity	53,906	99,974

Total liabilities and stockholders’ equity	$227,498	$263,155

*	derived from audited financial statements

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	December 29,	December 30,
	2002	2001

Net sales	$49,056	$135,913
Cost of sales	78,779	114,235

Gross margin (loss)	(29,723)	21,678
Operating expenses:
Research and development	9,564	12,365
Selling, general and administrative	3,681	6,027
Restructuring costs	(285)	—
Impairment of property, plant and equipment	3,284	—

Total operating expenses	16,244	18,392

Operating income (loss)	(45,967)	3,286
Interest expense	1,039	1,109
Interest income (expense) and other, net	(487)	2,652

Income (loss) from continuing operations before income taxes	(47,493)	4,829
Provision for income taxes	—	48
Loss from discontinued operations	—	(9,273)
Gain on disposal of discontinued operations, net of tax	1,400	—

Net loss	$(46,093)	$(4,492)

Basic and diluted income (loss) per share from continuing operations	$(0.39)	$0.04

Basic and diluted income (loss) per share from disposal of discontinued operations	$0.01	$(0.08)

Basic and diluted net loss per share	$(0.38)	$(0.04)

Shares used in per share computations basic and diluted	121,117	119,414

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	December 29,	December 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(46,093)	$(4,492)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation and amortization	21,721	23,852
Impairment of property, plant and equipment	3,284	—
Minority interest in net loss of consolidated subsidiary	—	2,199
Other non-cash expenses	119	(402)
Changes in assets and liabilities
Accounts receivable	4	7,831
Inventories	5,571	(1,523)
Accounts payable and accrued liabilities	3,228	(31,950)
Other assets and liabilities, net	(795)	(1,420)

Net cash used in operating activities	(12,961)	(5,905)

Cash flows from investing activities:
Capital expenditures	(3,989)	(17,270)
Maturities of available-for-sale investments	5,575	40,629
Purchase of available -for-sale investments	—	(77,283)

Net cash provided by (used in) investing activities	1,586	(53,924)

Cash flows from financing activities
Proceeds from long-term debt	10,200	—
Cash paid for debt issuance costs	(1,835)	—
Payment of long-term debt and capital leases	(1,706)	(2,056)
Proceeds from short-term borrowings	—	5,709
Payments from short-term borrowings	(415)	—
Proceeds from issuance of common stock, net	33	2,818

Net cash provided by financing activities	6,277	6,471

Net decrease in cash and cash equivalents	(5,098)	(53,358)
Cash and cash equivalents
Beginning of period	18,307	126,646

End of period	$13,209	$73,288

Supplemental disclosures of non-cash activities
Conversion of debt and accrued interest to common stock	—	465
Reclassification of short-term debt to long-term debt	13,824	—
Reclassification of accounts payable to short-term borrowing	1,676	—

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Read-Rite Corporation (“Read-Rite” or the “Company”) maintains a fifty-two/fifty-three week fiscal year ending on the Sunday closest to September 30. The first quarters of fiscal 2003 and fiscal 2002 ended on December 29, 2002 and December 30, 2001, respectively.

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management all adjustments, including all normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on September 28, 2003.

The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on the financial statements of the Company as of and for the fiscal year ended September 29, 2002 included in Form 10-K contained an explanatory paragraph highlighting the Company’s need for additional capital in fiscal 2003 to fund the Company’s operating and capital requirements, and that this condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of December 29, 2002, the Company had a working capital deficit of $47.7 million and incurred losses from continuing operations of $47.5 million for the first quarter of fiscal 2003 and $231.0 million for fiscal year 2002. The Company expects to continue to expend cash and incur operating losses at least through the first half of fiscal 2003, and its ability to generate cash and operating income is dependent on its ability to successfully qualify for customers’ 80 gigabyte per platter programs.

As discussed in Note 4, in December 2002 the Company entered into a $30 million credit facility. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. The Company drew $10.2 million representing the amount available under the facility on December 27, 2002. Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. The Company is working on satisfying these conditions. As of February 2003, these conditions had not yet been satisfied which prevents the Company’s ability to draw additional amounts under the credit facility. The Company estimates it will need to raise additional capital through debt, including increased availability under this $30 million secured facility, equity offerings, or by selling assets in the second fiscal quarter of 2003. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain financing are, in part, dependent on timely qualification and volume shipments of head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for customers’ 80 gigabyte per platter programs. Design changes on 80 gigabyte programs made in the first fiscal quarter of 2003 are demonstrating improved manufacturing yields which will be critical to the high volume ramp of these products. In addition, these new designs are resulting in excellent performance internally and at customer sites. Qualifications are expected late in the second fiscal quarter of 2003. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 80 gigabyte programs, its financial resources may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 80 gigabyte programs may not result in positive cash flow or net income. There is no assurance that additional financing will be available on terms and conditions acceptable or favorable to the Company or its shareholders, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or is unsuccessful in obtaining sufficient financing, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

In October 2002, the Company adopted SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and certain provisions of Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements of a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. It also clarifies that at the time a company issues a guarantee the company must recognize that information in its interim and annual financial information. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002.

The balance sheet at September 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements included herein should be read in conjunction with the Company’s audited financial statements included in its 2002 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which can range from 6 to 12 months, the maturity of the product (whether newly introduced products or products approaching end of life), and the impact of competitors’ product announcements. The Company believes that six months is an appropriate period of sales forecasts and inventory exposure calculations because it is difficult to accurately forecast for a specific product beyond this time frame due to the potential introduction of new products by competitors, technology obsolescence or fluctuations in demand for the Company’s products.

Inventories consisted of the following (in thousands):

	December 29,	September 29,
	2002	2002

Raw materials	$2,431	$1,985
Work-in-process	8,623	13,564
Finished goods	1,486	2,562

	$12,540	$18,111

NOTE 3. NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options, warrants and the assumed conversion of the Company’s convertible subordinated debentures into common stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

NOTE 4. FINANCING TRANSACTIONS

In December 2002, the Company entered into a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. The Company drew $10.2 million representing the amount available under the facility on December 27, 2002, and paid a facility fee of $1.5 million in connection with the transaction. Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. The Company is working on satisfying these conditions. As of February 2003, these conditions had not yet been satisfied which prevents the Company’s ability to draw additional amounts under the credit facility. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date. The interest rate is based upon the Eurodollar rate plus 10%. As of December 29, 2002, the interest rate on the $10.2 million was at 11.4%, exclusive of the amortization of issuance costs and the valuation of the warrants issued. The obligations under the credit agreement are secured by substantially all of the domestic assets of the Company. The agreement requires the Company to maintain certain financial covenants and observe a series of additional covenants. The Company anticipates being out of compliance with certain covenants and has secured a limited waiver of these covenants through March 31, 2003. The Company is in discussions with the lender concerning the anticipated noncompliance for the Company’s third fiscal quarter of 2003. The Company expects it will be successful in obtaining a waiver or amendment for its anticipated noncompliance in the third fiscal quarter of 2003 with respect to certain covenants, however, there can be no assurance that the Company will obtain such waiver or amendment. If the Company is not successful in obtaining a waiver or amendment of these covenants for the Company’s third fiscal quarter of 2003, the lender has the right to demand immediate payment of the debt.

In connection with the loan facility, the Company has issued to affiliates of Tennenbaum Capital Partners, LLC, a warrant to purchase approximately 24 million shares of common stock in the Company at $0.27 per share, which was the closing market price of the Company’s common stock on December 23, 2003. Additional shares may be issued under this warrant if the Company issues stock at a price below $0.27, provided that the aggregate number of shares issuable under the warrant does not exceed 19.9% of the outstanding common stock. A cash adjustment to the exercise price would be provided if the number of shares to be issued under the antidilution provisions exceeded 19.9% of the outstanding common stock. Because the number of shares to be issued under the warrant is not fixed and may be partially settled in cash, this instrument is not classified within equity and it is subject to accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, the warrant will be accounted for at fair value with changes in fair value recorded currently in earnings. The fair value of the warrant at December 29, 2002 was calculated as $2.7 million using the Black-Scholes valuation method, utilizing a volatility factor of 0.8, risk-free interest rate of 2.5% and an expected life of 7 years. The fair value of the warrant will be recognized as a component of interest expense over the life of the related debt. The warrant is immediately exercisable and expires in December 2009.

In the fourth quarter of fiscal 2002, the Company reached agreement with two Thai financial institutions to refinance loans totaling $28.9 million of which $23.4 million in principal payments were due on or before March 2003. The agreement extended the maturities of the loans, with the first principal payment on these loans due in the second fiscal quarter 2004. Documentation was completed with one Thai financial institution in the first quarter of fiscal 2003 and finalized with the second financial institution in January 2003.

Short-term borrowings as of December 29, 2002 consist of a Thai baht denominated note totaling $4.7 million at an interest rate of 3.25%, a $1.7 million note at a rate of 4% and insurance financing of $0.6 million at a rate of 6.45%.

Long-term debt and capital leases consisted of the following as of December 29, 2002:

Convertible subordinated notes due 2004 at 6.5%	$19,151
Secured loan due 2004 at floating rate	14,002
Secured credit facility due 2005 at LIBOR + 10%	10,200
Secured loan due 2006 at LIBOR + 3.5%	9,609
Secured loan due 2005 at LIBOR + 2.75%	11,450
Secured loan due 2004 at LIBOR + 2%	2,480
Secured loan due 2004 at LIBOR + 3.0%	3,000
Secured loan due 2004 at SIBOR + 3.5%	4,000
Capital lease	716
Other	2,443

Total debt	77,051
Less: current portion	8,616

Total long-term debt	$68,435

At December 29, 2002, the future minimum principal payments on long-term debt and capital leases based on the contractual maturity dates were as follows (in thousands):

December 29,
Fiscal Year	2002

2003	6,866
2004	49,253
2005	8,721
2006	12,211

Total future payments on long-term debt and capital leases	77,051

NOTE 5. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax are as follows (in thousands):

	Three months ended

	December 29,	December 30,
	2002	2001

Net loss	$(46,093)	$(4,492)
Change in unrealized gain (loss) on available-for-sale investments	(14)	100

Comprehensive loss:	$(46,107)	$(4,392)

NOTE 6. SEGMENT INFORMATION

The Company operates and tracks its results in two operating segments, the hard disk drive and tape head segments. The tape segment is not a reportable segment under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), and has been combined with the disk drive segment under the caption of “magnetic heads.” The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. In April 2002, the Company sold its interest in its majority-owned subsidiary, Scion Photonics, Inc., which previously operated as the Company’s fiber optic segment. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker as defined by FAS 131. The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations.

NOTE 7. CUSTOMER CONCENTRATION AND CREDIT RISK

Samsung and Western Digital, accounted for a total of 89% of net sales during the three-month period ended December 29, 2002. Included as Western Digital product sales are HGAs shipped and billed directly to third party subcontractors, who assemble head stack assemblies for Western Digital. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition, and results of operations.

NOTE 8. DISCONTINUED OPERATIONS

In April 2002, JDS Uniphase acquired Scion Photonics, Inc., the Company’s majority-owned subsidiary, in a cash transaction. As a result, the Company recorded a gain on the disposal of the subsidiary of $9.4 million in fiscal 2002. The Company received cash proceeds of $15.2 million in the third quarter of fiscal 2002. In accordance with the agreement, additional amounts were receivable by the Company pending the settlement of contingencies related to the sale. During the quarter ending December 29, 2002, the Company received $1.4 million pursuant to settlement of those contingencies and recorded an additional gain on the disposal of the subsidiary of $1.4 million. An additional $0.45 million is receivable by the Company in April 2003 less any contingencies related to the sale and has been excluded from the calculation of the gain on disposal of discontinued operations.

NOTE 9. RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2002, the Company recorded total restructuring and other charges of $19.5 million. The restructuring charge was primarily related to cost-cutting actions initiated by the Company in the fourth quarter of fiscal 2002. The charge included $4.6 million related to severance costs associated with a 5% reduction in force, or approximately 500 employees (330 and 110 employees engaged in manufacturing activities in Thailand and the U.S., respectively). The Company consolidated its staff in the United States, with the exception of its tape head operations, to its Fremont facility. Approximately $12.6 million of the charge is related to future lease payments on the vacated Milpitas facility. The lease on this facility expires in July 2006. At the time the charge was incurred in the fourth fiscal quarter of 2002, the Company anticipated the complete exit of the facilities by November 2002. As the complete exit of the facility did not occur until January 2003 an adjustment was made to the restructuring charge in the first fiscal quarter of 2003 to take into account the occupation of the facility for the additional period. The cost of the idle facilities less estimated sublease rentals, has been accrued as part of the restructuring charge. At December 29, 2002, the aggregate lease payments are approximately $13.5 million over the remaining lease term. The Company estimates that sublease rental proceeds will be approximately $1.2 million over the remaining term of the lease. The estimated sublease rentals may vary significantly based upon the timing and the amount per square foot of a sublease arrangement, and whether a sublease arrangement is available at terms acceptable to the Company. The balance of the charge represents equipment write-downs and a write-off of leasehold improvements at the Milpitas facility. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified.

The following table reflects the total restructuring charge (amount in thousands):

	Equipment &		Lease
	Leaseholds	Severance	Commitments	Total

Restructuring charge	$2,373	$4,589	$12,565	$19,527
Write offs/write downs	(2,373)	—	—	(2,373)
Cash payments	—	(4,269)	—	(4,269)
Change in estimates	—	—		—

Reserve balance September 29, 2002	$—	$320	$12,565	$12,885
Cash payments		(336)		(336)
Change in estimate		16	(301)	(285)

Accrual balance December 29, 2002:	$—	$—	$12,264	$12,264

NOTE 10. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company evaluates the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. Based on its evaluation performed in the first quarter of fiscal 2003, the Company recorded a charge of $3.3 million to reduce the property, plant and equipment of the tape head assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. The Company’s estimation of the fair value of the assets was based on estimated salvage value.

NOTE 11. GUARANTEES

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements of a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. It also clarifies that at the time a company issues a guarantee the company must recognize that information in its interim and annual financial information. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002.

The Company’s product warranty accrual reflects management’s best estimate of probable liability. Management determines the warranty based on historical experience and other current available evidence.

Warranty accrual for the three-month period ended December 29, 2002 was as follows: (in thousands):

Balance as of September 29, 2002	$4,756
Accrual	1,639
Settlements	(897)
Adjustment related to completion of warranty programs	(2,822)

Balance as of December 29, 2002	$2,676

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties. At December 29, 2002, the primary instance of this type of contract is a divestiture agreement, under which the Company provides customary indemnifications to JDS Uniphase, the purchaser of the Company’s divested operations of Scion Photonics, Inc. Because the obligated amounts of this type of indemnification are not explicitly stated, the maximum amount of the obligation cannot be reasonably estimated. The Company has not recorded a liability for such possible contingencies on its balance sheet as of December 29, 2002.

NOTE 12. LEGAL PROCEEDINGS

On December 11, 1996, a purported class action lawsuit was filed in the Superior Court of the State of California, Santa Clara County, by Joan D. Ferrari and Mark S. Goldman against the Company and certain of its officers and directors (the “Ferrari State Action”), alleging that the defendants made false and misleading statements about the Company’s business condition and prospects, and seeking an unspecified amount of damages. On May 16, 1997, the court sustained the demurrer of certain defendants to the entire complaint, and sustained the demurrer of the remaining defendants, including the Company, to certain causes of action in the complaint. The remaining causes of action in the Ferrari State Action allege violation of the California Corporations Code. On July 7, 1997, the remaining defendants answered the complaint. On November 14, 2000, the remaining defendants filed a motion for judgment on the pleadings seeking to use the federal action’s final judgment (see below) to extinguish the state claims under the doctrine of res judicata. A hearing on that motion occurred on January 22, 2001. On April 20, 2001 the court entered an order granting that motion, and final judgment in favor of the remaining defendants was entered on May 23, 2001. Plaintiffs thereafter served a notice of appeal on July 20, 2001. On March 20, 2002, plaintiffs filed their opening appellate brief, on June 18, 2002, defendants’ filed their opposition brief, and on September 6, 2002, plaintiffs filed their brief in reply to the opposition. The court has not yet set a hearing date for the appeal.

On January 16, 1997 and May 19, 1997, two purported class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors by Ferrari and Goldman (the “Ferrari Federal Action”) and by James C. Nevius and William Molair (the “Nevius Federal Action”), respectively. Both complaints alleged that the defendants made false and misleading statements about the Company’s business condition and prospects, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and sought an unspecified amount of damages. On December 22, 1997, the Court consolidated the Ferrari Federal Action and the Nevius Federal Action (the “Consolidated Federal Action”). On October 13, 2000, following a motion for dismissal by defendants, the court ordered that both the Ferrari plaintiffs’ and Nevius plaintiffs’ complaints be dismissed with prejudice and without leave to amend. The Nevius plaintiffs and Ferrari plaintiffs thereafter filed notices of appeal on October 27, 2000, and November 9, 2000, respectively, and these appeals have been consolidated. The Nevius and Ferrari plaintiffs filed their opening appellate briefs on July 8, 2002, defendants’ filed their reply brief on September 6, 2002, and oral arguments on the appeals were heard in the United States Court of Appeal for the Ninth Circuit on December 5, 2002. The Company is now awaiting the outcome of the appeal.

There has been no discovery to date in the Consolidated Federal Action and no trial is scheduled in any of these actions. The Company believes the Company and the individual defendants have meritorious defenses to the above-described lawsuits. Accordingly, both on its own behalf, and pursuant to indemnification agreements between the Company and the named individual defendants, the Company intends to continue to defend each of these actions vigorously, and believes the final disposition of the claims in these lawsuits will not have a material adverse effect on the Company’s business, results of operations and financial condition.

In September 2001, the Bay Area Air Quality Management District (“BAAQMD”) filed a lawsuit in the Superior Court of the State of California, Alameda County, alleging violations of permit conditions and district regulations relating primarily to breakdowns of the Company’s thermal oxidizer in its Fremont plant over a three-year period. The Company had promptly notified the BAAQMD of all such breakdowns and had not been assessed any fines or received any further correspondence relating to these incidents by the BAAQMD prior to being served with the complaint. The Company answered the complaint in October of 2001. The matter was thereafter referred to mediation, with the first of several mediation sessions in November 2002. A settlement of this action was reached in December 2002 that will have no material adverse effect on the Company’s business, financial condition, or results of operations.

On January 16, 2003, Limar Realty #2 filed a lawsuit in the Superior Court of the State of California, Santa Clara County, alleging that the Company failed to make the December 2002 and January 2003 rent payments on a building it leases in Milpitas, California. The lawsuit seeks recovery of approximately $300,000 per month in unpaid rent, plus interest and attorneys fees. The Company no longer uses the building in its operations, and the lawsuit was filed shortly after Limar Realty #2, the building’s owner, rejected the Company’s efforts to renegotiate the lease on terms consistent with current commercial rental market conditions, the Company’s current financial condition and its lack of need for the space. Efforts to resolve the matter are continuing. At December 29, 2002, the Company has accrued $12.3 million related to the property in connection with the restructuring activities undertaken in the fourth quarter of fiscal 2002.

Except as so noted, the Company is not a party to, and its property is not subject to any pending legal proceedings other than ordinary routine litigation incidental and not material to the Company’s business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, or results of operations.

NOTE 13: SUBSEQUENT EVENT

At the Company’s Annual Shareholders’ meeting held on February 5, 2003, shareholders approved a proposal to authorize the Company’s Board of Directors, in its discretion to effect a reverse stock split. The Company’s Board of Directors approved a 1-for-5 reverse stock split. The 1-for-5 reverse stock split will be effective on Monday, February 24, 2003. No fractional shares will be issued and holders of less than one share will receive cash in lieu of fractional shares. Basic and diluted net loss per share for the three-month period ending December 29, 2002 is based upon pre-split shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report; and Item 1, Business, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data and notes thereto, in the Annual Report for the fiscal year 2002 as filed on Form 10-K.

FORWARD LOOKING INFORMATION

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements include, but are not limited to: the Company’s expectation that the industry trend toward fewer average head gimbal assemblies per head stack assembly and competitive pricing pressures will continue; the Company’s expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company’s expectation for increased revenue and unit growth in fiscal 2003; the Company’s plan to acquire $25-30 million in capital equipment during fiscal 2003, including the potential acquisition of certain assets through operating leases; the Company’s plan to pursue opportunities to continue to improve the efficiency of its operations, and the Company’s belief that the Company and the individual defendants in the purported class actions (collectively, the “Actions”) described in Part II, Item 1 “Legal Proceedings,” have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

Some factors which could cause future actual results to materially differ from the Company’s recent results or those projected in the forward-looking statements include, but are not limited to: failure by the Company to timely, effectively and continuously execute on GMR product development; failure to obtain necessary customer qualifications on new programs; failure to timely and cost-effectively introduce those programs into manufacturing, and failure to achieve and maintain acceptable production yields on those programs; introduction of competitors’ products more quickly or cost effectively than the Company’s products; constraints on supplies of raw materials or components limiting the Company’s ability to maintain or increase production; the anticipated trend of increases in areal density not occurring; significant increases or decreases in demand for the Company’s products, cancellation or rescheduling of customer orders, changes to the Company’s product mix, and changes in business conditions affecting the Company’s financial position or results of operations which significantly increase the Company’s working capital needs; the Company’s inability to obtain or generate sufficient capital to fund its research and development expenses, capital expenditures, operating losses and other working capital needs; or failure by the Company to obtain favorable resolution of the claims set forth in the Actions. For a more detailed discussion of certain risks associated with the Company’s business, see “Certain Additional Business Risks.” The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States require the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and expenses, and related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company’s consolidated financial statements.

Long-lived assets. The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company’s business is highly capital intensive, with demand for products highly variable and difficult to predict. The Company had limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the transition to 80 GB per 3.5-inch platter programs is not expected to occur until the end of the second quarter of fiscal 2003. As a result, the Company had significantly lower sales in fiscal 2002 and in the first quarter of fiscal 2003 as compared to fiscal 2001 and the first quarter of fiscal 2002, respectively. In addition, the Company incurred a loss of $46 million in the first quarter of fiscal 2003 and expects to incur a loss for the first half of fiscal 2003. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital or based on assets’ estimated market value. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the assets related to the hard disk drive head operations. The Company recognized an asset impairment loss of $3.3 million for its tape head operations. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions, the availability of debt or equity financing, and the Company’s timely participation in the next generation 80 gigabyte products. In its analysis, the Company has assumed qualification and volume shipments of its 80 gigabyte products late in the second fiscal quarter of 2003, with the expectation of a return to its 2001 level of profitability in the second half of fiscal 2003. Changes in the Company’s estimates of future operating results could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

Inventory Valuation. The Company is dependent on a few customers and a limited number of product programs for each customer. Because its products are custom-built, the Company typically cannot shift raw materials, work-in-process or finished goods from customer to customer, or from one program to another for a particular customer. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of the forecasted usage to the estimated realizable values. It is the Company’s policy to write-off inventory on hand in excess of six months forecasted sales volumes. Adjustments may be made to take into account the product life cycles, which typically range from 6 to 12 months, the maturity of the product (whether a newly introduced product or a product approaching its end-of-life), and the impact of competitors’ product announcements. The Company believes that six months is an appropriate period for assessing inventory write-off requirements because it is difficult to accurately forecast for a specific product beyond this time frame due to potential introducing of new products by competitors, technology obsolescence or fluctuation in demand for the Company’s products. If market conditions are less favorable than the Company’s forecast or if actual demand from the customers is lower than the estimates, the Company may be required to record additional inventory write-downs. Conversely, if demand is higher than expected due to a change in mix or forecast, the Company may sell inventory that had previously been written down.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements are prepared and presented on a going concern basis. As of December 29, 2002, the Company had an accumulated deficit of $654.0 million and incurred a net loss of $46.1 million for the three-month period ended December 29, 2002. As of December 29, 2002, the Company had cash and cash equivalents of $13.2 million, a working capital deficit of $47.7 million, total assets of $227.5 million and total liabilities of $173.6 million.

Cash used in operating activities was $13.0 million. The cash utilization was the result of the loss for the three-month period of $46.1 million, offset by the depreciation and amortization of $21.7 million and the impairment of property, plant and equipment for the tape head assets of $3.3 million. Cash was also provided by a reduction in inventory balances of $5.6 million and an increase in accounts payable and accrued liabilities of $3.2 million. The reduction in inventory balances was mainly attributed to a scheduled plant shutdown the last week of December 2002.

Cash utilized by investing activities totaled $1.6 million. During the quarter, the Company incurred capital expenditures of $4.0 million. The Company’s plan for capital equipment purchases during fiscal 2003 for its head gimbal assembly, head stack assembly and tape head business is approximately $25-30 million.

Cash provided by financing activities was $6.3 million primarily as the result of the net proceeds from a secured credit facility, offset by $2.1 million in scheduled debt payments. In December 2002, the Company entered into a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. The Company drew $10.2 million representing the amount available under the facility, on December 27, 2002, and paid a facility fee of $1.5 million in connection with the transaction. Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. The Company is working on satisfying these conditions. As of February 2003, these conditions had not yet been satisfied which prevents the Company’s ability to draw additional amounts under the credit facility. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date. The interest rate is based upon the Eurodollar rate plus 10%. As of December 29, 2002, the interest rate on the $10.2 million was at 11.4%, exclusive of the amortization of issuance costs and the valuation of the warrants issued. The obligations under the credit agreement are secured by substantially all of the domestic assets of the Company. The agreement requires the Company to maintain certain financial covenants and observe a series of additional covenants. The Company anticipates being out of compliance with certain covenants and has secured a limited waiver of these covenants through March 31, 2003. The Company is in discussions with the lender concerning the anticipated noncompliance for the Company’s third fiscal quarter of 2003. The Company expects it will be successful in obtaining a waiver or amendment for its anticipated noncompliance in the third fiscal quarter of 2003 with respect to certain covenants, however, there can be no assurance that the Company will obtain such waiver or amendment. If the Company is not successful in obtaining a waiver or amendment of these covenants for the Company’s third fiscal quarter of 2003, the lender has the right to demand immediate payment of the debt.

In connection with the loan facility, the Company has issued to affiliates of Tennenbaum Capital Partners, LLC, a warrant to purchase approximately 24 million shares of common stock in the Company at $0.27 per share, which was the closing market price of the Company’s common stock on December 23, 2003. Additional shares may be issued under this warrant if the Company issues stock at a price below $0.27, provided that the aggregate number of shares issuable under the warrant does not exceed 19.9% of the outstanding common stock. A cash adjustment to the exercise price would be provided if the number of shares to be issued under the antidilution provisions exceeded 19.9% of the outstanding common stock. Because the number of shares to be issued under the warrant is not fixed and may be partially settled in cash, this instrument is not classified within equity and it is subject to accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, the warrant will be accounted for at fair value with changes in fair value recorded currently in earnings. The fair value of the warrant at December 29, 2002 was calculated as $2.7 million using the Black-Scholes valuation method, utilizing a volatility factor of 0.8, risk-free interest rate of 2.5% and an expected life of 7 years. The fair value of the warrant will be recognized as a component of interest expense over the life of the related debt. The warrant is immediately exercisable and expires in December 2009.

The Company estimates it will need to raise additional capital through debt, including increased availability under the $30 million secured credit facility, equity offerings, or by selling assets in the second fiscal quarter of 2003. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain financing are dependent, in part, on timely qualification and volume shipments of HGAs and HSAs for customers’ 80 gigabyte per platter programs. Design changes on 80 gigabyte programs made in the first fiscal quarter of 2003 are demonstrating improved manufacturing yields which will be critical to the high volume ramp of these products. In addition, these new designs are resulting in excellent performance internally and at customer sites. Qualifications are expected late in the second fiscal quarter of 2003. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 80 gigabyte programs, additional financing may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 80 gigabyte programs may not result in positive cash flow or net income. There is no assurance that additional financing will be available on terms and conditions acceptable or favorable to the Company and its stockholders, if at all. If the Company does not achieve timely customer qualifications, is unsuccessful at ramping up volume production on new products at acceptable yields, or is unsuccessful in obtaining sufficient financing, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

RESULTS OF OPERATIONS

NET SALES

Net sales from continuing operations for the three-month period ended December 29, 2002 decreased $86.9 million to $49.1 million compared to $135.9 million for the same period last year. The decrease in sales is attributed to lower unit shipments and lower pricing for the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002. During the first fiscal quarter of 2003, the Company shipped 8.4 million HGAs, including HGAs shipped as HSAs, compared to 21.5 million HGAs (including HGAs shipped as HSAs) in the first fiscal quarter of 2002. Lower unit shipments during the first fiscal quarter of 2003 is the result of the Company’s late and limited participation on customers’ 40 gigabyte per platter program combined with delays in shipments and qualification on 80 gigabyte programs. The Company was primarily shipping product supporting customers 20 gigabyte programs during the first fiscal quarter of 2002.

Head gimbal assemblies accounted for 56% of net sales during the first fiscal quarter of 2003 versus 63% of net sales during the first fiscal quarter of 2002. Head stack assemblies accounted for 35% of net sales during the first fiscal quarter of 2003 compared to 31% of net sales during the first quarter of fiscal 2002. There was an average of 1.9 HGAs per head stack assembly for the first fiscal quarter of 2003, compared to 2.38 HGAs per head stack assembly for the first fiscal quarter of 2002.

GROSS MARGIN

The Company’s gross margins are primarily influenced by four factors: the level of unit sales in relation to fixed costs, average selling prices (“ASPs”), manufacturing yields and product mix. As a result of the Company’s limited participation on customers’ 40 gigabyte per platter programs, the lower volume significantly impacted the Company’s gross margin. Pricing was also impacted, as the average price of HGAs was lower for the first fiscal quarter of 2003 compared to the same period last year. Lower pricing and volume resulted in a negative gross margin of $29.7 million for the three-month period ended December 29, 2002, compared to a positive gross margin of $21.7 million for the same period last year.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses were $9.6 million for the three-month period ended December 29, 2002 as compared to $12.4 million for the three-month period ended December 30, 2001. The decrease in expenditures is primarily attributed to reduction in workforce and lower depreciation expense.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expenses were $3.7 million for the three-month period ended December 29, 2002 as compared to $6.0 million for the three-month period ended December 30, 2001. The lower expense is primarily due to a reduction in workforce and a $0.7 million reversal of the allowance for bad debt for the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company incurred an asset impairment charge of $3.3 million in the three-month period ended December 29, 2002 as a result of an impairment analysis for the Company’s tape head assets.

NON-OPERATING EXPENSES

INTEREST EXPENSE

Interest expense was $1.0 million for the quarter ended December 29, 2002 as compared to $1.1 million for the same period last year. The slight decrease in interest expense is due to lower interest rates for the quarter ended December 29, 2002 compared to the quarter ended December 30, 2001. The Company expects an increase in interest expense for the remainder of fiscal 2003 as a result of the secured credit facility completed at the end of the first fiscal quarter of 2003. Borrowings under the credit facility currently bear interest at a rate of 11.4%, exclusive of the amortization of issuance costs and the valuation of the warrants issued.

INTEREST INCOME AND OTHER, NET

Interest income and other, net for the quarter ended December 29, 2002 was an expense of $0.5 million compared to income of $2.7 million for the quarter ended December 30, 2001. The decrease in income is the result of a decrease of approximately $1.0 million in interest income due to significantly lower cash investments in the first fiscal quarter of 2003 compared to the same period last year. The Company also incurred a $0.4 million charge to write-down an investment in Tessera, Inc. in the first quarter of fiscal 2003. In addition, higher income in the three-month period of 2002 was attributable to rental income of $0.8 million on the Company’s excess space in the Philippines during the first quarter of fiscal 2002 and a foreign exchange gain of $0.2 million during the first quarter of fiscal 2002 compared to no rental income and an foreign exchange loss of $0.4 million for the three-month period ended December 29, 2002. The Company also converted $0.7 million of 6.5% convertible bonds to equity, realizing a gain of $0.2 million during the quarter ended December 30, 2001.

INCOME TAXES

The Company recorded no tax expense for the first quarter of fiscal 2003 compared to a tax expense of $0.05 million for the first fiscal quarter of 2002. The tax provisions in both years reflect no benefit for net operating losses until realized, federal alternative minimum taxes, and foreign taxes.

GAIN ON SALE OF SUBSIDIARY

The Company sold its interest in Scion Photonics, Inc. to JDS Uniphase in April 2002. In accordance with the acquisition agreement, additional amounts were receivable by the Company pending the settlement of contingencies related to the sale. During the quarter ending December 29, 2002, the Company received $1.4 million pursuant to the settlement of those contingencies and recorded a gain on the disposal of the subsidiary of $1.4 million.

CERTAIN ADDITIONAL BUSINESS RISKS

The Company’s business, financial condition and operating results can be affected by a number of factors, including but not limited to those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

Financial Resources and The Company’s Ability To Continue As a “Going Concern” Is Uncertain

The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on the financial statements of the Company as of and for the fiscal year ended September 29, 2002 included herein contains an explanatory paragraph pointing out that the Company’s need for additional capital in fiscal 2003 to fund the Company’s operating and capital requirements and which condition raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 29, 2002, the Company had cash and cash equivalents totaling $13.2 million and the Company had a working capital deficit of $47.7 million. In December 2002, the Company entered into a $30 million credit facility with Tennenbaum Capital Partners, LLC (formerly Special Value Investment Management, LLC). The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. The Company drew $10.2 million the amount available under the facility, on December 27, 2002, and paid a facility fee of $1.5 million in connection with the transaction. Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. The Company is working to satisfy these conditions. As of February 2003, these conditions had not been satisfied which prevents the Company’s ability to draw additional amounts under the credit facility. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date. The interest rate is based upon the Eurodollar rate plus 10%. As of December 29, 2002, the interest rate on the $10.2 million was at 11.4%, exclusive of the amortization of issuance costs and the valuation of the warrants issued. The obligations under the credit agreement are secured by substantially all of the domestic assets of the Company. The agreement requires the Company to maintain certain financial covenants and observe a series of additional covenants. The Company anticipates being out of compliance with certain covenants and has secured a limited waiver of these covenants through March 31, 2003. The Company is in discussions with the lender concerning the anticipated noncompliance for the Company’s third fiscal quarter of 2003. The Company expects it will be successful in obtaining a waiver or amendment for its anticipated noncompliance in the third fiscal quarter of 2003 with respect to certain covenants, however, there can be no assurance that the Company will obtain such waiver or amendment. If the Company is not successful in obtaining a waiver of these covenants for the Company’s third fiscal quarter of 2003, the lender has the right to demand immediate payment of the debt.

The Company expects losses and negative cash flow to continue, which will require the Company to obtain additional capital or pursue other strategic alternatives. It is uncertain whether the Company will be able to obtain a sufficient amount of additional capital on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience additional dilution in terms of their percentage ownership of the Company’s securities. In the event that the Company is unable to obtain additional capital or is not successful in qualification of its products for customers’ 80 gigabyte per platter programs, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including potentially ceasing certain or all of its operations.

Rapid Technological Change

Technology changes rapidly in the Company’s industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. There can be no assurance that the Company’s R&D efforts will be successful in the development of new technologies or that if successful, that the Company will be able to obtain qualifications in customer programs or transition the technologies into commercially viable products. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company’s business, financial condition and results of operations. For example, during fiscal 2002, the Company experienced difficulty making the transition to the 40 GB technology, and, as a result, had limited participation on customers’ 40 gigabyte per platter programs which resulted in significantly lower sales and a loss from continuing operations of $231 million. The Company is currently in the process of qualifying product for customers’ 80 gigabyte per platter programs. The Company anticipates qualifications on 80 gigabyte products late in the second fiscal quarter of 2003. Failure to qualify on these programs would likely delay positive cash flow. Given the Company’s current cash position, discussed below, such a delay in achieving positive cash flow would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to continue investing significant resources in GMR and in other thin film magnetic product development and manufacturing equipment. In November 2002, the Company announced it had achieved an areal density of 146 gigabits per square inch using perpendicular recording technology. There can be no assurance, however, that the Company will be successful in timely and cost effectively developing and manufacturing heads for future programs using perpendicular recording technology, or other future technologies, at acceptable manufacturing yields as is needed to achieve consistent design wins on customers’ new product programs.

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

The Company’s largest customers are Western Digital, Maxtor and Samsung, representing 49%, 27%, and 15%, respectively, of the Company’s net sales during fiscal 2002. Western Digital and Samsung accounted for 89% of the sales in the first fiscal quarter of 2003. Given the small number of high performance disk drive and tape drive manufacturers who require an independent source of head gimbal assemblies, head stack assemblies or tape head supply, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in or cancellation of orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company’s business, financial condition and operating results. Acquisitions or significant transactions by the Company’s customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company’s business, financial condition and results of operations.

Dependence on a Limited Number of Suppliers

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. The Company has particularly limited alternative sources of certain key materials, such as wafer substrates, photo resist and suspensions, and frequently must rely on a single equipment supplier for a given type of equipment due to lack of viable alternatives or to insure process consistency. Furthermore, the Company’s customers generally determine the suppliers in advance. The Company’s suppliers may, in the future, be unwilling to extend credit or provide the Company with the required services based upon the financial resources of the Company, which are currently limited as described in “Financial Resources and the Company’s Ability to Continue as a Going Concern is Uncertain” above. Limitations on or interruption in the supply of certain components or supplies can severely and adversely affect the Company’s production and results of operations.

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

Substantial Capital Expenditures; Asset Utilization

The Company’s business is highly capital intensive. The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and anticipated increased demand for its products. The Company made capital expenditures for its magnetic head operations during fiscal 2002 of $49.7 million compared to $84 million during fiscal 2001. A significant percentage of the capital expenditures in fiscal years 2001 and 2002 were for the round wafer conversion. The Company expects capital expenditures to be between $25-30 million in fiscal 2003. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers’ needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company’s plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company’s underestimation or overestimation of its capacity requirements, or its failure to successfully and timely put in place the proper technologies, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fluctuations in demand can also lead to under-utilization of assets and the consideration of asset impairment charges. The carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be impaired. An impairment review requires management to make certain estimates and judgments regarding future cash flows that management expects to be generated by groups of assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the expected successful execution of the Company’s business strategy in that market. These assumptions include forecasts regarding revenue, gross margins, and other operating expenditures. Because the Company operates in a volatile industry, characterized by rapid technological change, these assumptions are inherently subject to change in the near term and may result in an adverse impact on earnings. For example, in the first fiscal quarter of 2003, the Company recorded a $3.3 million impairment charge related to tape head assets.

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

Potential NASDAQ National Market Delisting Of The Company’s Common Stock

The Company’s common stock trades on the NASDAQ national market, which specifies certain requirements for the continued listing of such securities. One of these requirements is that the minimum closing bid price per share not fall below $1.00 for more than 30 consecutive business days in a row. On August 8, 2002, NASDAQ notified the Company that the minimum closing bid price for the Company’s common stock had fallen below the specified level for 30 consecutive business days, and therefore the Company’s common stock was subject to delisting from the NASDAQ National Market unless this deficiency was remedied within 90 days. On November 7, 2002, the Company was contacted by NASDAQ and advised that subject to the Company’s right to a hearing, its common stock would be delisted from the NASDAQ stock market quotation system as its stock had not achieved a minimum bid price of at least $1.00 for ten consecutive trading days during the 90 days subsequent to the original notice from NASDAQ on August 8, 2002. The Company requested a hearing to appeal the notice of delisting on November 14, 2002 with the NASDAQ Listing Qualifications Panel. That hearing occurred on December 19, 2002, at which time the Company requested the delisting be delayed until after the Company’s annual shareholders’ meeting in February 2003. At the shareholders meeting on February 5, 2003, the shareholders approved a proposal to allow the Company’s Board of Directors, in its discretion to authorize a reverse stock split of between 1 – 5 and 1 – 20. The Board of Directors approved a 1-for-5 reverse stock split effective February 24, 2003.

There is no assurance that the Company will continue to satisfy the bid price requirement or other NASDAQ requirements for continued listing on the NASDAQ National Market. If the Company’s common stock were to be delisted, it would seriously limit the liquidity of the common stock and impair the Company’s potential to raise future capital through the sale of the Company’s securities, which would have a material adverse effect on the Company’s business. Delisting could also reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and inexpensively as they have done historically, and could have an adverse effect on the trading price of the Company’s common stock. Delisting could also adversely affect the Company’s relationships with vendors and customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for fiscal year 2002 under the heading “Quantitative and Qualitative Disclosures About Market Risk”.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information on Legal Proceedings see Note 12 to the Company’s Consolidated Condensed Financial Statements in Part 1 of this report on Form 10-Q, which information is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders was held on Wednesday, February 5, 2003 at the Company’s Fremont, California manufacturing facility. At the meeting 121,119,675 shares were entitled to vote and 111,951,073 shares were presented by proxy.

Proposal 1. ELECTION OF THE BOARD OF DIRECTORS. A Board of Directors consisting of five directors to serve for the ensuing year or until their successors are duly elected and qualified. The following are the votes received by the nominees for Board of Directors, all of whom were elected:

NAME OF NOMINEE	VOTES CAST FOR	VOTES WITHHELD

Cyril J. Yansouni	109,522,341	3,288,327
Matthew J. O’Rourke	107,164,266	5,646,402
William J. Almon	107,153,155	5,657,513
Robert M. White	107,267,961	5,542,707
Alan S. Lowe	109,464,846	3,345,822

Proposal 2. PROPOSAL TO AUTHORIZE THE BOARD OF DIRECTORS, IN ITS DISCRETION, SHOULD IT DEEM IT TO BE APPROPRIATE AND IN THE BEST INTERESTS OF THE COMPANY AND ITS STOCKHOLDERS, TO AMEND THE CERTIFICATE OF INCORPORATION TO EFFECT A REVERSE STOCK SPLIT OF THE COMPANY’S COMMON STOCK BY A RATIO OF BETWEEN 1 FOR 5 AND 1 FOR 20, INCLUSIVE, WITHOUT FURTHER APPROVAL OR AUTHORIZATION OF THE COMPANY’S STOCKHOLDERS. The proposal to authorize the Board of Directors to amend the Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock by a ratio of between 1 for 5 and 1 for 20 was approved with 109,484,546 votes in favor, 3,250,390 votes against, and 75,195 abstentions.

Proposal 3. RATIFICATION OF INDEPENDENT AUDITORS. The ratification of independent auditors provides for the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year. The stockholders approved the ratification of independent auditors with 110,917,431 voting in favor, 1,602,254 voting against and 290,983 abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed during the first quarter of fiscal 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READ-RITE CORPORATION

Date: February 12, 2003	By:	/s/ Andrew C. Holcomb Senior Vice President, Finance and Chief Financial Officer

READ-RITE CORPORATION

CERTIFICATIONS

I, Alan S. Lowe, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Read-Rite Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

By: /s/ ALAN S. LOWE _______________________________________ Name: Alan S. Lowe Title: President & Chief Executive Officer

READ-RITE CORPORATION

CERTIFICATIONS

I, Andrew C. Holcomb, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Read-Rite Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

By: /s/ ANDREW C. HOLCOMB

Name: Andrew C. Holcomb

Title:	Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.