Form 10-Q
period 2003-03-30
READ RITE CORP /DE/
filed 2003-05-14
CIK 819480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Yes  ☒    No  ☐

On May 10, 2003, 24,616,312 shares of the registrant’s common stock were issued and outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

READ-RITE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for per share data)

	March 30, 2003	September 29, 2002
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$18,307
Short-term investments	—	5,575
Accounts receivable, net of allowance of $320 as of March 2003 and $862 as of September 2002	11,961	14,057
Inventories	12,123	18,111
Prepaid expenses and other current assets	3,387	5,362

Total current assets	31,678	61,412
Property, plant and equipment, net	158,452	197,186
Other assets	2,641	4,557

Total assets	$192,771	$263,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$20,568	$19,480
Accounts payable	44,916	38,755
Accrued compensation and benefits	13,512	14,985
Other accrued liabilities	21,491	21,067
Current portion of long-term debt and capital lease obligations	12,965	8,596

Total current liabilities	113,452	102,883

Convertible subordinated notes	19,151	19,151
Other long-term debt and capital lease obligations	34,562	26,883
Other long-term liabilities	12,496	14,264

Total liabilities	179,661	163,181

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	2	12
Additional paid-in capital	707,860	707,812
Accumulated deficit	(694,752)	(607,864)
Accumulated other comprehensive income	—	14

Total stockholders’ equity	13,110	99,974

Total liabilities and stockholders’ equity	$192,771	$263,155

*	derived from audited financial statements

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net sales	$40,890	$52,422	$89,946	$188,335
Cost of sales	62,794	88,533	141,573	202,768
Cost of sales—special charges	—	19,997	—	19,997

Gross margin	(21,904)	(56,108)	(51,627)	(34,430)

Operating expenses:
Research and development	6,422	12,129	15,986	24,493
Selling, general and administrative	4,747	6,591	8,428	12,619
Restructuring charges	26	—	(259)	—
Impairment of property, plant and equipment	—	—	3,284	—

Total operating expenses	11,195	18,720	27,439	37,112

Operating loss	(33,099)	(74,828)	(79,066)	(71,542)
Interest expense	9,522	1,021	10,561	2,130
Interest income (expense) and other, net	1,826	1,018	1,339	3,670

Loss from continuing operations before income taxes	(40,795)	(74,831)	(88,288)	(70,002)
Provision for income taxes	—	(699)	—	(651)

Loss from continuing operations	(40,795)	(74,132)	(88,288)	(69,351)
Loss from discontinued operations	—	(2,504)	—	(11,777)
Gain on disposal of subsidiary (discontinued operations), net of tax	—	—	1,400	—

Net loss	$(40,795)	$(76,636)	$(86,888)	$(81,128)

Loss per share
Basic and diluted loss per share from continuing operations	$(1.68)	$(3.08)	$(3.65)	$(2.89)
Basic and diluted income (loss) per share from discontinued operations	$—	$(0.10)	$0.06	$(0.49)

Basic and diluted net loss per share	$(1.68)	$(3.18)	$(3.59)	$(3.38)

Shares used in per share computations basic and diluted	24,223	24,073	24,223	23,978

See accompanying notes to the consolidated condensed financial statements.

READ-RITE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(86,888)	$(81,128)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	41,111	47,327
Asset impairment charge	3,284	—
Minority interest in net loss of consolidated subsidiary	—	(2,767)
Other non-cash expenses	2,242	(783)
Changes in assets and liabilities
Accounts receivable	2,096	36,018
Inventories	5,988	6,368
Accounts payable and accrued liabilities	4,760	(31,477)
Other assets and liabilities, net	2,650	(1,559)

Net cash used in operating activities	(24,757)	(28,001)

Cash flows from investing activities:
Capital expenditures	(4,203)	(37,175)
Maturities of available-for-sale investments	5,575	69,242
Purchase of available-for-sale investments	—	(88,427)

Net cash provided by (used in) investing activities	1,372	(56,360)

Cash flows from financing activities
Proceeds from short-term borrowings	14,230	5,739
Payments of short-term borrowings	(1,046)	—
Proceeds from long-term debt	—	(3,675)
Cash paid for debt-issuance costs	(2,069)	—
Payment of long-term debt and capital leases	(1,863)	—
Proceeds from issuance of Scion common stock	—	4,936
Proceeds from issuance of common stock, net	33	4,691

Net cash provided by financing activities	9,285	11,691

Net increase (decrease) in cash and cash equivalents	(14,100)	(72,670)
Cash and cash equivalents
Beginning of period	18,307	126,646

End of period	$4,207	$53,976

Supplemental disclosures of non-cash activities
Valuation of warrant issued in connection with secured credit facility	2,146	—
Conversion of debt and accrued interest to common stock	—	465
Reclassification of short-term debt to long-term debt	13,824	—
Reclassification of accounts payable to short-term borrowing	1,676	—
Conversion of Scion debt to minority interest	—	7,224
Equipment acquired under capital lease	—	1,378

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

As of March 30, 2003 the Company had a working capital deficit of $81.8 million and incurred losses from continuing operations of $88.3 million for the first six months of fiscal 2003. The Company expects to continue to expend cash and incur operating losses at least through the third fiscal quarter of fiscal 2003 and anticipates it will need to raise additional capital, through debt or equity, in the third fiscal quarter of 2003. The Company is managing cash balances and obligations on a day-to-day basis. Customers have provided favorable payment terms. As of May 2, 2003, approximately $26 million of accounts payable balances were beyond standard payment terms. Payments to certain of its vendors have been renegotiated to allow for deferred payment while the Company has delayed payments to other vendors. In addition, certain suppliers are providing product to the Company only if payment is received in advance or upon delivery of the goods. However, there is no assurance that that customers will continue to provide favorable payment terms; that the Company will be able to maintain extended terms with its vendors; or financing will be available on terms and conditions acceptable or favorable to the Company or its shareholders, if at all. If the Company’s customers do not continue to provide favorable payment terms; if the Company’s vendors do not continue to extend terms; if the Company is unsuccessful in obtaining sufficient financing; if the Company does not achieve customer qualifications in a timely manner; or if the Company is unsuccessful at ramping up additional volume production on new products at acceptable yields, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including ceasing certain or all of its operations.

As discussed in Note 5, in December 2002 the Company entered into a $30 million credit facility. The borrowings under the credit facility are secured by substantially all of the Company’s domestic assets, including a pledge on the capital stock of the Company’s domestic and foreign subsidiaries. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. Initial borrowings under the facility were $10.2 million, and the company paid a $1.5 million facility fee in connection with the transaction. The Company has issued to affiliates of Tennenbaum Capital Partners LLC, a warrant to purchase approximately 4.8 million shares of common stock in the Company at $1.35 per share, which was the closing market price of the Company’s common stock on December 20, 2002. Borrowings under the facility as of March 30, 2003 were $11.2 million, representing the amount available under the facility to the Company. Interest on the facility is calculated based upon the three month Eurodollar rate plus 10%, interest on financings during interim periods is at the base rate plus 9%. Borrowings under the facility as of March 30, 2003 were at an interest rate of 11.23%. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date.

Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. As discussed in Note 15, “Subsequent Events, Credit Facility,” in April 2003, the Company entered into amendments to the credit facility, increasing the size of the facility from $30 million to $35 million. Additional warrants were issued in connection with the amendments to the facility. The amended facility allowed the Company to increase its borrowings under the facility and, as of May 10, 2003 total borrowings under the facility were $19 million. Of this $19 million, $14 million of borrowings were based upon the borrowing base formula with an additional $5 million borrowed under a term loan. The term loan is not subject to the borrowing base formula and does not affect the Company’s ability to withdraw operating cash from the restricted account. In the second quarter of fiscal 2003, the Company anticipated being out of compliance with certain covenants and obtained a limited waiver to the facility through March 31, 2003. The Company is currently in discussions with the lender regarding an additional waiver or amendment to the facility as a result of its anticipated noncompliance of certain covenants in the third fiscal quarter of 2003. As a result of the anticipated noncompliance, the debt is reflected under short-term borrowing as of March 30, 2003. In addition, due to the classification of the credit facility as short-term borrowing, the remaining debt discount of approximately $4.5 million and remaining issuance costs of $2.9 million were charged to interest expense for the quarter ending March 30, 2003. If the Company is not successful in obtaining a waiver or amendment of these covenants, the lender has the right to demand immediate payment of the debt.

The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain additional financing are, in part, dependent on additional qualifications and further volume shipments of head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for customers’ 80 gigabyte per platter programs. The Company has qualified on two products during the second fiscal quarter of 2003 and anticipates additional qualifications during the third fiscal quarter of 2003. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 80 gigabyte programs, its financial resources may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 80 gigabyte programs may not result in positive cash flow or net income.

In October 2002, the Company adopted SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and certain provisions of Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. The Company adopted SFAS 144 in the first quarter of 2003, and the adoption had no material impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements of a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. It also clarifies that at the time a company issues a guarantee the company must recognize that information in its interim and quarterly financial information. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 in the first quarter of 2003, and the adoption had no material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002; and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS 123 and SFAS 148.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“VIE’s”) was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE’s created after January 31, 2003. The adoption of this interpretation did not have an impact on the Company’s financial statements, as the Company does not currently have any VIE’s.

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

Inventories consisted of the following (in thousands):

	March 30, 2003	September 29, 2002
Raw materials	$1,741	$1,985
Work-in-process	8,833	13,564
Finished goods	1,549	2,562

	$12,123	$18,111

NOTE 3.    ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock based employee compensation plans using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosures of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS 123.

The fair value of each option grant and issuance under the stock purchase plan during the six-months ended March 30, 2003 and March 31, 2002 are estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended
	March 30, 2003	March 31, 2002
Dividend yield	—	—
Expected volatility	1.25	1.46
Risk free interest rate	2.1%	2.78%
Expected lives—stock options granted	1.8 years	3.1 years
Expected lives—employee stock purchase plan	0.5 years	0.5 years

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in the net loss. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-form disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.

	Three Months Ended		Six Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net loss as reported	$(40,795)	$(76,636)	$(86,888)	$(81,128)

Add: Compensation expense included in net loss	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax benefits	792	2,395	2,677	6,364
Pro forma net loss:	$(41,587)	$(79,031)	$(89,565)	$(87,492)

Basic and diluted net loss per share as reported:	$(1.68)	$(3.18)	$(3.59)	$(3.38)

Pro forma basic and diluted net loss per share:	$(1.72)	$(3.28)	$(3.70)	$(3.65)

NOTE 4.    NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options, warrants and the assumed conversion of the Company’s convertible subordinated debentures into common stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

NOTE 5.    FINANCING TRANSACTIONS

In December 2002 the Company entered into a $30 million credit facility with Tennenbaum Capital Partners LLC (formerly Special Value Investment Management LLC). The borrowings under the credit facility (“Tennenbaum Credit Facility”) are secured by substantially all of the Company’s domestic assets, including a pledge on the capital stock of the Company’s domestic and foreign subsidiaries. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. Initial borrowings under the facility were $10.2 million, and the Company paid a $1.5 million facility fee in connection with the transaction. Borrowings under the facility as of March 30, 2003 were $11.2 million, representing the amount available under the facility to the Company. Interest on the facility is calculated based upon the three month Eurodollar rate plus 10%, interest on financings during interim periods is at the base rate plus 9%. Borrowings under the facility as of March 30, 2003 were at an interest rate of 11.23%. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date.

Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. In the second quarter of fiscal 2003, the Company anticipated being out of compliance with certain covenants and obtained a limited waiver to the facility through March 31, 2003. The Company is currently in discussions with the lender regarding an additional waiver or amendment to the facility as a result of its anticipated noncompliance of certain covenants in the third fiscal quarter of 2003. As a result of the anticipated noncompliance, the debt is reflected under short-term borrowing as of March 30, 2003. In addition, as a result of the classification of the credit facility as short-term borrowing, the remaining debt discount of approximately $4.5 million and remaining issuance costs of $2.9 million were charged to interest expense for the quarter ending March 30, 2003. If the Company is not successful in obtaining a waiver or amendment of these covenants, the lender has the right to demand immediate payment of the debt.

In connection with the loan facility executed in December, the Company has issued to affiliates of Tennenbaum Capital Partners, LLC, a warrant to purchase approximately 4.8 million shares of common stock in the Company at $1.35 per share, which was the closing market price of the Company’s common stock on December 20, 2002. Additional shares may be issued under this warrant if the Company issues stock at a price below $1.35, provided that the aggregate number of shares issuable under the warrant does not exceed 19.9% of the outstanding common stock. A cash adjustment to the exercise price would be provided if the number of shares to be issued under the antidilution provisions exceeded 19.9% of the outstanding common stock. Because the number of shares to be issued under the warrant is not fixed and may be partially settled in cash, this instrument is not classified within equity and it is subject to accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, the warrant will be accounted for at fair value with changes in fair value recorded currently in earnings. At the time of the initial $10.2 million borrowing, the fair value of the warrant was $4.8 million. The fair value of the warrant at March 30, 2003 was $2.2 million; based upon the lower stock price on March 30, 2003 compared to December 29, 2002, and the Company recognized a gain of $2.6 million associated with the revaluation. The valuation was based on the Black-Scholes valuation method, utilizing a volatility factor of 0.8, risk-free interest rate of 2.5% and an expected life of 7 years. The warrant is immediately exercisable and expires in December 2009. The value of the warrant is included in other accrued liabilities in the balance sheet as of March 30, 2003.

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

Short-term borrowings as of March 30, 2003 consist of a Thai baht denominated note totaling $4.7 million at an interest rate of 4.75% and a $1.7 million note at a rate of 4%. In addition, in January 2003, the Company’s Thailand facility entered into a $3.0 million working capital facility. The working capital facility is at a floating rate, with an interest rate of 7.5% as of March 30, 2003. As of March 30, 2003, $3.0 million was outstanding under the facility. As discussed above, the amount borrowed under the Tennenbaum Credit Facility is also reflected as short-term borrowing as the Company is in discussions with the lender on anticipated noncompliance of certain covenants in the third fiscal quarter of 2003.

Long-term debt and capital leases consisted of the following as of March 30, 2003:

Convertible subordinated notes due 2004 at 6.5%	$19,151
Secured loan due 2004 at floating rate	13,986
Secured loan due 2006 at LIBOR + 3.5%	9,561
Secured loan due 2005 at LIBOR + 2.75%	11,450
Secured loan due 2004 at LIBOR + 2%	2,480
Secured loan due 2004 at LIBOR + 3.0%	3,000
Secured loan due 2004 at SIBOR + 3.5%	4,000
Capital lease	716
Other	2,334

Total debt	66,678
Less: current portion	12,966

Total long-term debt	$53,712

At March 30, 2003, the future minimum principal payments on long-term debt and capital leases based on the contractual maturity dates were as follows (in thousands):

2003	5,651
2004	50,269
2005	8,747
2006	2,011

Total future payments on long-term debt and capital leases	66,678

NOTE 6.    COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax are as follows (in thousands):

	Three months ended		Six months ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net loss	$(40,795)	$(76,636)	$(86,888)	$(81,128)
Change in unrealized gain (loss) on available-for-sale investments	(14)	(260)	(14)	(295)

Comprehensive loss:	$(40,809)	$(76,896)	$(86,902)	$(81,423)

NOTE 7.    SEGMENT INFORMATION

The Company operates and tracks its results in two operating segments, the hard disk head and tape head segments. The tape segment is not a reportable segment under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), and has been combined with the disk head segment under the caption of “magnetic heads.” The Company designs, develops, manufactures and markets head gimbal assemblies, head stack assemblies and tape heads for the hard disk drive and tape drive markets. In April 2002, the Company sold its interest in its majority-owned subsidiary, Scion Photonics, Inc., which previously operated as the Company’s fiber optic segment. The Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker as defined by FAS 131. The Chief Executive Officer evaluates performance and allocates resources based on revenue and gross profit from operations.

NOTE 8.    CUSTOMER CONCENTRATION AND CREDIT RISK

Samsung and Western Digital, accounted for a total of 90% and 89% of net sales during the three-month and six-month periods ended March 30, 2003. Included as Western Digital product sales are HGAs shipped and billed directly to third party subcontractors, who assemble head stack assemblies for Western Digital. Given the small number of disk drive manufacturers, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in sales orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

NOTE 10.    RESTRUCTURING CHARGE

During the fourth quarter of fiscal 2002, the Company recorded total restructuring and other charges of $19.5 million. The restructuring charge was primarily related to cost-cutting actions initiated by the Company in the fourth quarter of fiscal 2002. The charge included $4.6 million related to severance costs associated with a 5% reduction in force, or approximately 500 employees (330 and 110 employees engaged in manufacturing activities in Thailand and the U.S., respectively). The Company consolidated its staff in the United States, with the exception of its tape head operations, to its Fremont facility. Approximately $12.6 million of the charge is related to future lease payments on the vacated Milpitas facility. The lease on this facility expires in July 2006. At the time the charge was incurred in the fourth fiscal quarter of 2002, the Company anticipated the complete exit of the facilities by November 2002. As the complete exit of the facility did not occur until January 2003 an adjustment was made to the restructuring charge in the first fiscal quarter of 2003 to take into account the occupation of the facility for the additional period. The cost of the idle facilities, less estimated sublease rentals, has been accrued as part of the restructuring charge. At March 30, 2003, the aggregate lease payments are approximately $13.5 million over the remaining lease term. The Company estimates that sublease rental proceeds will be approximately $1.2 million over the remaining term of the lease. The estimated sublease rentals may vary significantly based upon the timing and the amount per square foot of a sublease arrangement, and whether a sublease arrangement is available at terms acceptable to the Company. The balance of the charge represents equipment write-downs and a write-off of leasehold improvements at the Milpitas facility. The fair value of the assets written down was determined based upon salvage value, as no further uses were identified.

The following table reflects the total restructuring charge (amount in thousands):

	Equipment & Leaseholds	Severance	Lease Commitments	Total
Restructuring charge	$2,373	$4,589	$12,565	$19,527
Write offs/write downs	(2,373)	—	—	(2,373)
Cash payments	—	(4,269)	—	(4,269)
Change in estimates	—	—	—	—

Reserve balance September 29, 2002	$—	$320	$12,565	$12,885
Cash payments	—	(336)	—	(336)
Change in estimate	—	16	(301)	(285)

Reserve balance December 29, 2002	$—	$—	$12,264	$12,264
Change in estimate	—	—	26	26
Cash payments	—	—	(26)	(26)

Accrual balance March 30, 2003:	$—	$—	$12,264	$12,264

NOTE 11.    IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

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

NOTE 12.    GUARANTEES

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

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties. At March 30, 2003, the primary instance of this type of contract is a divestiture agreement, under which the Company provides customary indemnifications to JDS Uniphase, the purchaser of the Company’s divested operations of Scion Photonics, Inc. In addition, these contracts also relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonable estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 30, 2003.

The Company’s product warranty accrual reflects management’s best estimate of probable liability. Management determines the warranty based on historical experience and other current available evidence.

Warranty accrual for the six-month period ended March 30, 2003 was as follows: (in thousands):

Balance as of September 29, 2002	$4,756
Accrual	3,244
Settlements	(2,281)
Adjustment related to completion of warranty programs	(2,822)

Balance as of March 30, 2003	$2,897

NOTE 13.    LEGAL PROCEEDINGS

On May 19, 1997, James C. Nevius and William Molair filed a purported class action lawsuit in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaint alleges that the defendants made false and misleading statements about the Company’s business condition and prospects, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and

SEC Rule 10b-5, and sought an unspecified amount of damages. On October 13, 2000, following a motion for dismissal by defendants, the court ordered that the complaint be dismissed with prejudice and without leave to amend. Plaintiffs thereafter filed a notice of appeal on November 9, 2000. Plaintiffs filed their opening appellate brief on July 8, 2002, defendants’ filed their reply brief on September 6, 2002, and oral argument on the appeals was heard in the United States Court of Appeal for the Ninth Circuit on December 5, 2002. The Company is now awaiting the outcome of the appeal.

There has been no discovery to date in this action and no trial date has been set. The Company believes it and the individual defendants have meritorious defenses to this lawsuit. Accordingly, both on its own behalf, and pursuant to indemnification agreements between the Company and the individual defendants, the Company intends to continue to defend this action vigorously, and believes the final disposition of the lawsuit will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Except as so noted, the Company is not a party to, and its property is not subject to, any pending legal proceedings other than ordinary routine litigation incidental and not material to the Company’s business. The Company does not believe such routine litigation, taken individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, or results of operations.

NOTE 14.    REVERSE STOCK SPLIT

At the Company’s Annual Shareholders’ meeting held on February 5, 2003, shareholders approved a proposal to authorize the Company’s Board of Directors, in its discretion to effect a reverse stock split. The Company’s Board of Directors approved a 1-for-5 reverse stock split. The 1-for-5 reverse stock split was effective on Monday, February 24, 2003. No fractional shares were issued and holders of less than one share received cash in lieu of fractional shares. The cash payment is based on the closing pre-split price of the Company’s common stock on February 21, 2003 of $0.24. Basic and diluted net loss per share reflects the post-split shares for all periods presented.

NOTE 15.    SUBSEQUENT EVENTS

Credit Agreement    On April 1, 2003, the existing credit agreement with Tennenbaum Capital Partners LLC was amended, increasing the size of the facility from $30 million to $35 million. The amendment provided the Company with access to an additional $2.5 million against the Company’s property, plant and equipment (without granting any additional liens), and eased the borrowing-base eligibility formula for the Company’s accounts receivable. In addition, Tennenbaum Capital Partners provided a term loan of $5.0 million. Interest on the term loan is based upon one-month Eurodollar plus 10%, with interim borrowings currently at the base rate plus 9. As of May 10, 2003 total borrowings under the facility were $19 million, of which $14 million of borrowings was based upon the borrowing base formula with an additional $5 million borrowed under a term loan.

On April 20, 2003, in return for Tennenbaum’s agreement to amend the credit agreement and to loan the Company an additional $5.0 million, the Company agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price equal to $0.65 per share, the closing market price per share of the Company’s common stock on March 31, 2003 (the “New Warrants”). The Company also agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share (the “Contingent Warrants”), of which warrants to purchase 10,000,000 shares are immediately exercisable and warrants to purchase the remaining 10,000,000 shares shall either (i) vest on September 28, 2003 and become exercisable on November 12, 2003, in the event that the Company is unable to achieve a financial performance target, based upon the Company’s current projections, for the fiscal quarter ending on

September 28, 2003, or (ii) terminate without becoming exercisable in the event that the Company is able to achieve the financial target for such fiscal quarter. The remaining 10,000,000 Contingent Warrants would also terminate if the Company pre-pays all obligations due Tennenbaum under the credit agreement on or before November 12, 2003 or if the Company is acquired on or before September 28, 2003.

The shares underlying the New Warrants and the Contingent Warrants represent approximately 107% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the warrants. The Initial Warrants together with the New Warrants represent approximately 127% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the Initial Warrants. Assuming vesting of the Contingent Warrants and the exercise by Tennenbaum of all warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 56% of the total number of shares of the Company’s common stock outstanding after giving effect to such exercise. Should the Company achieve the September quarter financial target and the remaining 10,000,000 Contingent Warrants are cancelled, and likewise assuming immediate exercise by Tennenbaum of all other warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 46% of the total number of shares outstanding after giving effect to such exercise.

Tape head manufacturing operations    In April 2003, the Company ceased its tape head wafer fab operations. Sufficient tape head wafers were manufactured and the Company’s Philippine operations will continue to process tape heads until the fourth fiscal quarter of 2003. The Company currently anticipates it will shut down the operations in the Philippines in the fourth fiscal quarter of 2003. The Company is currently in the process of attempting to sell the assets related to the tape head products.

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

FORWARD LOOKING INFORMATION

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements include, but are not limited to: the Company’s expectation that the industry trend toward fewer average head gimbal assemblies per head stack assembly and competitive pricing pressures will continue; the Company’s expectation that it will achieve and maintain acceptable yields on its GMR programs; the Company’s expectation for increased revenue and unit growth in the second half of fiscal 2003; the Company’s plan to acquire $10-12 million in capital equipment during fiscal 2003, including the potential acquisition of certain assets through operating leases; the Company’s plans to cease its tape head operations, the Company’s expectation that customers will continue to provide favorable payment terms and the Company’s vendors will continue to extend payment terms to the Company; the Company’s plan to pursue opportunities to continue to improve the efficiency of its operations, and the Company’s belief that the Company and the individual defendants in the purported class actions (collectively, the “Actions”) described in Part II, Item 1 “Legal Proceedings,” have meritorious defenses in such Actions. Actual results for future periods could differ materially from those projected in such forward-looking statements.

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

CHANGES TO PREVIOUSLY ANNOUNCED FISCAL 2003 SECOND QUARTER RESULTS

On April 29, 2003, the Company announced results for the second quarter of fiscal 2003. Subsequent to that date, and as the result of the reclassification of the debt under the Tennenbaum secured credit facility from long-term debt to short-term borrowing, due to anticipated noncompliance with certain covenants in the third fiscal quarter of 2003, the Company made two adjustments. An additional $7.4 million was charged to interest expense represented by the debt discount of $4.5 million and issuance costs of $2.9 million under the Tennenbaum secured credit facility. Due to the lower stock price on March 30, 2003 as compared to December 29, 2002, the Company recorded a gain of $2.6 million in other income issued in connection with the secured credit facility. These adjustments increased the net loss for the three and six-month periods ending March 30, 2003 to $40.8 million and $86.9 million respectively from the loss of $35.9 million and $81.9 million reported on April 29, 2003 for the three and six-month periods ending March 30, 2003.

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

Long-lived assets.    The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. The Company’s business is highly capital intensive, with demand for products highly variable and difficult to predict. The Company had limited participation on 40 gigabyte per platter 3.5-inch hard disk drive products during fiscal year 2002 and the first six months of fiscal 2003. The Company is currently qualified on two 80 gigabyte programs, with additional qualifications anticipated in the third fiscal quarter of fiscal 2003. As a result, the Company had significantly lower sales in fiscal 2002 and in the first half of fiscal 2003 as compared to fiscal 2001 and the first quarter of fiscal 2002, respectively. In addition, the Company incurred a loss of $86.9 million in the first half of fiscal 2003 and expects to incur a loss in the third fiscal quarter of 2003. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital or based on assets’ estimated market value. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the assets related to the hard disk drive head operations. The Company recognized an asset impairment loss of $3.3 million for its tape head operations in the second fiscal quarter of 2003. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions, the availability of debt or equity financing, and the Company’s timely participation in the next generation 80 gigabyte products. In its analysis of the Company’s hard disk drive operations, the Company has assumed additional qualifications and volume shipments of its 80 gigabyte products in the third fiscal quarter of 2003, with the expectation of a return to its 2001 level of profitability in fiscal 2004. Changes in the Company’s estimates of future operating results could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements are prepared and presented on a going concern basis. As of March 30, 2003, the Company had a working capital deficit of $81.8 million and incurred losses from continuing operations of $88.3 million for the first six months of fiscal 2003. The Company expects to continue to expend cash and incur operating losses at least through the third fiscal quarter of fiscal 2003 and anticipates it will need to raise additional capital, through debt or equity, in the third fiscal quarter of 2003. The Company is managing cash balances and obligations on a day-to-day basis. Customers have provided favorable payment terms. As of May 2, 2003, approximately $26 million of accounts payable balances were beyond standard payment terms. Payments to certain of its vendors have been renegotiated to allow for deferred payment while the Company has delayed payments to other vendors. In addition, certain suppliers are providing product to the Company only if payment is received in advance or upon delivery of the goods. However, there is no assurance that that customers will continue to provide favorable payment terms; that the Company will be able to maintain extended terms with its vendors or financing will be available on terms and conditions acceptable or favorable to the Company or its shareholders, if at all. If the Company’s customers do not continue to provide favorable payment terms, if the Company’s vendors do not continue to extend terms; if the Company is unsuccessful in obtaining sufficient financing; if the Company does not achieve customer qualifications in a timely manner, or if the Company is unsuccessful at ramping up additional volume production on new products at acceptable yields, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including ceasing certain or all of its operations.

In December 2002 the Company entered into a $30 million credit facility with Tennenbaum Capital Partners LLC (formerly Special Value Investment Management LLC). The borrowings under the credit facility are secured by substantially all of the Company’s domestic assets, including a pledge on the capital stock of the Company’s domestic and foreign subsidiaries. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. Initial borrowings under the facility were $10.2 million, and the Company paid a $1.5 million facility fee in connection with the transaction. Borrowings under the facility as of March 30, 2003 were $11.2 million, representing the amount available under the facility to the Company. Interest on the facility is calculated based upon the three month Eurodollar rate plus 10%, interest on financings during interim periods is at the base rate plus 9%. Borrowings under the facility as of March 30, 2003 were at an interest rate of 11.23%. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date.

Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. In the second quarter of fiscal 2003, the Company anticipated being out of compliance with certain covenants and obtained a limited waiver to the facility through March 31, 2003. The Company is currently in discussions with the lender regarding an additional waiver or amendment to the facility as a result of its anticipated noncompliance of certain covenants in the third fiscal quarter of 2003. As a result of the anticipated noncompliance, the debt is reflected under short-term borrowing as of March 30, 2003. In addition, as a result of the classification of the credit facility as short-term borrowing, the balance of the debt discount of approximately $4.5 million and remaining issuance costs of $2.9 million were charged to interest expense for the quarter ending March 30, 2003. If the Company is not successful in obtaining a waiver or amendment of these covenants, the lender has the right to demand immediate payment of the debt.

In connection with the loan facility executed in December, the Company has issued to affiliates of Tennenbaum Capital Partners, LLC, a warrant to purchase approximately 4.8 million shares of common stock in the Company at $1.35 per share, which was the closing market price of the Company’s common stock on December 20, 2002. Additional shares may be issued under this warrant if the Company issues stock at a price below $1.35, provided that the aggregate number of shares issuable under the warrant does not exceed 19.9% of the outstanding common stock. A cash adjustment to the exercise price would be provided if the number of shares to be issued under the antidilution provisions exceeded 19.9% of the outstanding common stock. Because the number of shares to be issued under the warrant is not fixed and may be partially settled in cash, this instrument is not classified within equity and it is subject to accounting under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133, the warrant will be accounted for at fair value with changes in fair value recorded currently in earnings. At the time of the initial $10.2 million borrowing, $4.8 million was allocated to the fair value of the warrant. The fair value of the warrant at March 30, 2003 was revalued at $2.2 million, based upon the lower stock price on March 30, 2003 compared to December 29, 2002, and the Company recognized a gain of $2.6 million. The valuation was based on the Black-Scholes valuation method, utilizing a volatility factor of 0.8, risk-free interest rate of 2.5% and an expected life of 7 years. The warrant is immediately exercisable and expires in December 2009. The value of the warrant is included in other accrued liabilities in the balance sheet as of March 30, 2003.

On April 1, 2003, the existing credit agreement with Tennenbaum Capital Partners LLC was amended, increasing the size of the facility from $30 million to $35 million. The amendment provided the Company with access to an additional $2.5 million against the Company’s property, plant and equipment (without granting any additional liens), and eased the borrowing-base eligibility formula for the Company’s accounts receivable. In addition, Tennenbaum Capital Partners provided a term loan of $5.0 million. Interest on the term loan is based upon one-month Eurodollar plus 10%, with interim borrowings currently at the base rate plus 9%, exclusive of the amortization of issuance costs and the valuation of the warrants. As of May 10, 2003 total borrowings under the facility were $19 million, of which $14 million of borrowings was based upon the borrowing base formula with an additional $5 million borrowed under a term loan.

On April 20, 2003, in return for Tennenbaum’s agreement to amend the credit agreement and to loan the Company an additional $5.0 million, the Company agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price equal to $0.65 per share, the closing market price per share of the Company’s common stock on March 31, 2003 (the “New Warrants”). The Company also agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share (the “Contingent Warrants”), of which warrants to purchase 10,000,000 shares are immediately exercisable and warrants to purchase the remaining 10,000,000 shares shall either (i) vest on September 28, 2003 and become exercisable on November 12, 2003, in the event that the Company is unable to achieve a financial performance target, based upon the Company’s current projections, for the fiscal quarter ending on September 28, 2003, or (ii) terminate without becoming exercisable in the event that the Company is able to achieve the financial target for such fiscal quarter. The remaining 10,000,000 Contingent Warrants would also terminate if the Company pre-pays all obligations due Tennenbaum under the credit agreement on or before November 12, 2003 or if the Company is acquired on or before September 28, 2003.

The shares underlying the New Warrants and the Contingent Warrants represent approximately 107% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the warrants. The Initial Warrants together with the New Warrants represent approximately 127% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the Initial Warrants. Assuming vesting of the Contingent Warrants and the exercise by Tennenbaum of all warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 56% of the total number of shares of the Company’s common stock outstanding after giving effect to such exercise. Should the Company achieve the September quarter financial target and the remaining 10,000,000 Contingent Warrants are cancelled, and likewise assuming immediate exercise by Tennenbaum of all other warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 46% of the total number of shares outstanding after giving effect to such exercise.

The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain additional financing are, in part, dependent on additional qualifications and further volume shipments of head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for customers’ 80 gigabyte per platter programs. The Company has qualified on two products during the second fiscal quarter of 2003 and anticipates additional qualifications during the third fiscal quarter of 2003. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 80 gigabyte programs, its financial resources may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 80 gigabyte programs may not result in positive cash flow or net income.

Cash used in operating activities for the first six-months of the fiscal year was $24.8 million. The cash utilization was the result of the loss for the six-month period of $86.9 million, offset by the depreciation and amortization of $41.1 million and the impairment of property, plant and equipment for the tape head assets of $3.3 million. Cash was also provided by a reduction in inventory balances of $6.0 million, a reduction in accounts receivable balances of $2.1 million and an increase in accounts payable and accrued liabilities of $4.8 million.

Cash utilized by investing activities for the six-month period ended March 30, 2003 totaled $1.4 million. For the six-month period ended March 30, 2003, the Company incurred capital expenditures of $4.2 million. The Company’s plan for capital equipment purchases during fiscal 2003 is approximately $10-12 million.

Cash provided by financing activities for the six-month period ended March 30, 2003 was $9.3 million primarily as the result of the net proceeds from two financing transactions of $14.2 million, less cash issuance costs of $2.1 million. The two financing transactions were represented by the $3.0 million working capital facility at the Company’s Thailand subsidiary and the $11.2 million borrowing under the Tennenbaum secured credit facility. The proceeds were offset by payments on the Company’s short-term borrowings and debt of $2.9 million.

RESULTS OF OPERATIONS

NET SALES

Net sales from continuing operations for the three and six-month periods ended March 30, 2003 was $40.9 million and $89.9 million respectively, representing a decline of $11.5 million and $98.4 million over the comparable periods last year. The decrease in sales is attributed to lower unit shipments and lower pricing for the first six-month period of fiscal 2003. The Company shipped 15.3 million HGAs (including HGAs shipped as HSAs) in the first half of fiscal 2003 compared to 28.1 million HGAs shipped during the comparable period last year.

For the three-month period ended March 30, 2003, the Company shipped 7.0 million HGAs as compared to 6.6 million HGAs during the comparable period last year. While unit shipments increased, the decrease in sales for the three-month period ended March 30, 2003 as compared to the three-month period ended March 31, 2003 is due to lower pricing for HGAs in the second fiscal quarter of 2003 and a lower percentage of HSA sales, as sales for HSAs accounted for 42% of net sales during the first fiscal quarter of 2003 compared to 62% of net sales during the second quarter of fiscal 2002.

During the three-month period ended March 30, 2003, the Company began to ramp shipments of 80 gigabyte product and these products accounted for 14.7% of sales during this period. Head gimbal assemblies accounted for 50% of net sales during the three-month period ended March 30, 2003 versus 26% of net sales during the second fiscal quarter of 2002. HGAs per HSA remained relatively flat with an average of 2.15 HGAs per HSA for the three-month period ending March 30, 2003 compared to 2.11 HGAs per HSA for the same period last year.

GROSS MARGIN

The Company’s gross margins are primarily influenced by four factors: the level of unit sales in relation to fixed costs, average selling prices (“ASPs”), manufacturing yields and product mix. As a result of the Company’s limited participation on customers’ 40 gigabyte per platter programs in the last three quarters of fiscal 2002 and first two quarters of fiscal 2003, the lower volume significantly impacted the Company’s gross margin. Pricing was also impacted, as the average price of HGAs was lower for the three and six-month periods ending March 30, 2003 compared to the same periods last year. Offsetting these factors were improved yields in the factory and cost-cutting actions initiated by the company, including salary reduction and furlough programs. Also during the three-month period ending March 30, 2003, the Company sold $1.7 million of previously reserved inventory due to an increase in demand for the Company’s 40 gigabyte products. These actions resulted in a gross margin loss for the three-month period ended March 30, 2003 of $21.9 million compared to gross margin loss of $56.1 million for the same period last year. The gross margin loss improved 26% over the first quarter of fiscal year 2003.

The gross margin loss for the six-month period ending March 30, 2003 was $51.6 million, compared to $34.4 million for the comparable period last year was the result of significantly lower volume and lower pricing for the first half of fiscal 2003 as compared to the same period last year.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses were $6.4 million and $16.0 million for the three and six-month periods ended March 30, 2003 as compared to $12.1 million and $24.5 million for the three and six-month periods ended March 31, 2002. The decrease in expenditures is primarily attributed to the salary reduction and furlough programs initiated during fiscal year 2003, reduction in workforce, and lower depreciation expense.

SELLING, GENERAL & ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expenses were $4.7 million and $8.4 million for the three and six-month periods ended March 30, 2003 as compared to $6.6 million and $12.6 million for the three and six-month periods ended March 31, 2002. The lower expense is primarily due to a reduction in workforce, the salary reduction and furlough programs instituted at the Company and a $0.6 million reversal of the allowance for bad debt for the six-month period ended March 30, 2003 as compared to comparable period last year.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company incurred an asset impairment charge of $3.3 million in the three-month period ended December 29, 2002 as a result of an impairment analysis for the Company’s tape head assets.

NON-OPERATING EXPENSES

INTEREST EXPENSE

Interest expense was $9.5 million for the quarter ended March 30, 2003 and $10.6 million for the six-month period ended March 30, 2003 as compared to $1.0 million and $2.1 million for the same period last year. The increase in interest expense for the three and six-month periods ending March 30, 2003 is the result of the secured credit facility entered in December 2002. Due to the classification of the facility under short-term borrowing as of March 30, 2003, the debt discount of $4.8 million and issuance costs of $3.1 million were charged to interest expense during the second fiscal quarter of 2003. Borrowings under the credit facility currently bear interest at a rate of Eurodollar plus 10%, with interim borrowings at base rate plus 4%, with a current interest as of March 30, 2003 of 11.23%. The Company expects an increase in interest expense for the remainder of fiscal 2003 as a result of borrowings under the secured credit facility.

INTEREST INCOME AND OTHER, NET

Interest income and other, net for the three-month period ended March 30, 2003 was $1.8 million compared to $1.0 million for the three-month period ended March 31, 2002. The increase in income is primarily the result of the gain on the revaluation of the warrant of $2.6 million, offset by a $1 million asset write-down of the Philippines’ building during the second quarter of fiscal 2003. Interest income was $0.7 million lower in the three-month period ended March 30, 2003 compared to the previous year as a result of significantly lower cash balances.

Interest income and other for the six-month period ended March 30, 2003 was $1.3 million versus $3.7 million for the six-month period ended March 31, 2002. The $2.4 million reduction in interest income for the six-month period ended March 30, 2003 compared to the previous year was primarily related to a reduction of $1.6 million in interest income due to lower cash balances in fiscal 2003, a $1 million write-down of the Philippines’ building, a $0.4 million charge to write-down an investment in Tessera, Inc. offset by the gain on the revaluation of the warrant of $2.6 million. In addition, higher income in the six-month period of fiscal 2002 was attributable to rental income of $0.8 million on the Company’s excess space in the Philippines during the first quarter of fiscal 2002.

Volatility in the future price of the Company’s stock will influence the valuation of the warrant and hence impact interest income and other, net for future periods. An increase in the value of the Company’s stock will increase the value of the warrant and result in a loss on the revaluation of the warrant, and conversely, a reduction in the Company’s stock price will decrease the valuation of the warrant and result in a gain to the Company.

INCOME TAXES

The Company recorded no tax expense for the first quarter of fiscal 2003 compared to a tax expense of $0.05 million for the first fiscal quarter of 2002. The tax provisions in both years reflect no benefit for net operating losses until realized, federal alternative minimum taxes, and foreign taxes.

GAIN ON SALE OF SUBSIDIARY (DISCONTINUED OPERATION)

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

Financial Resources and The Company’s Ability To Continue As a “Going Concern” Is Uncertain

The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on the financial statements of the Company as of and for the fiscal year ended September 29, 2002 included herein contains an explanatory paragraph pointing out the Company’s need for additional capital in fiscal 2003 to fund the Company’s operating and capital requirements and which condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 30, 2003, the Company had a working capital deficit of $81.8 million and incurred losses from continuing operations of $88.3 million for the first six months of fiscal 2003. The Company expects to continue to expend cash and incur operating losses at least through the third fiscal quarter of fiscal 2003 and anticipates it will need to raise additional capital, through debt or equity, in the third fiscal quarter of 2003. The Company is managing cash balances and obligations on a day-to-day basis. Customers have provided favorable payment terms. As of May 2, 2003, approximately $26 million of accounts payable balances were beyond standard payment terms. Payments to certain of its vendors have been renegotiated to allow for deferred payment while the Company has delayed payments to other vendors. In addition, certain suppliers are providing product to the Company only if payment is received in advance or upon delivery of the goods. However, there is no assurance that that customers will continue to provide favorable payment terms; that the Company will be able to maintain extended terms with its vendors; or financing will be available on terms and conditions acceptable or favorable to the Company or its shareholders, if at all. If the Company’s customers do not continue to provide favorable payment terms, if the Company’s vendors do not continue to extend terms; if the Company is unsuccessful in obtaining sufficient financing; if the Company does not achieve customer qualifications in a timely manner; or if the Company is unsuccessful at ramping up additional volume production on new products at acceptable yields, the Company’s operations will be materially negatively impacted and it will be required to take actions that will harm its business, including ceasing certain or all of its operations.

In December 2002 the Company entered into a $30 million credit facility with Tennenbaum Capital Partners LLC (formerly Special Value Investment Management LLC). The borrowings under the credit facility are secured by substantially all of the Company’s domestic assets, including a pledge on the capital stock of the Company’s domestic and foreign subsidiaries. The amount available under the loan facility is subject to a borrowing base formula calculated on the Company’s domestic cash balances, eligible accounts receivable balances and appraised value of domestic equipment. Initial borrowings under the facility were $10.2 million, and the Company paid a $1.5 million facility fee in connection with the transaction. Borrowings under the facility as of March 30, 2003 were $11.2 million, representing the amount available under the facility to the Company. Interest on the facility is calculated based upon the three month Eurodollar rate plus 10%, interest on financings during interim periods is at the base rate plus 9%. Borrowings under the facility as of March 30, 2003 were at an interest rate of 11.23%. The remaining funds can be borrowed under the facility, subject to the borrowing base formula, on or before September 30, 2003, with a December 2005 maturity date.

Receipts from customers are remitted to a restricted account and may only be withdrawn by the Company if the eligible accounts receivable and appraised value of domestic equipment exceeds the amount borrowed under the facility. Eligibility of the non-U.S. accounts receivable, for purposes of the borrowing base formula, is contingent on the satisfaction of certain conditions. In the second quarter of fiscal 2003, the Company anticipated being out of compliance with certain covenants and obtained a limited waiver to the facility through March 31, 2003. On April 1, 2003, the Company entered into an amendment to the credit facility, increasing the size of the facility from $30 million to $35 million. The amended facility allowed the Company to increase its borrowings under the facility and as of May 10, 2003 total borrowings under the facility were $19 million, of which $14 million of borrowings was based upon the borrowing base formula with an additional $5 million borrowed under a term loan. The agreement requires the Company to maintain certain financial covenants and observe a series of additional covenants. The company anticipates noncompliance with certain covenants in the third fiscal quarter of 2003 and is in discussions with the lender concerning the anticipated noncompliance. As a result of the anticipated noncompliance, the debt is reflected under short-term borrowing as of March 30, 2003. In addition, as the result of classification of the Credit Facility under short-term borrowing, the remaining debt discount of approximately $4.5 million and remaining issuance costs of approximately $2.9 million were charged to interest expense during the quarter ended March 31, 2003. If the Company is not successful in obtaining a waiver of these covenants for the Company’s third fiscal quarter of 2003, the lender has the right to demand immediate payment of the debt.

The Company estimates it will need to raise additional capital through debt, including increased availability under the secured credit facility, equity offerings, or by selling assets in the third fiscal quarter of 2003. The Company believes that its ability to fund its operating and capital requirements for fiscal 2003 and its ability to obtain additional financing are, in part, dependent on additional qualifications and further volume shipments of head gimbal assemblies (“HGAs”) and head stack assemblies (“HSAs”) for customers’ 80 gigabyte per platter programs. The Company has qualified on two products during the second fiscal quarter of 2003 and anticipates additional qualifications during the third fiscal quarter of 2003. There can be no assurance, however, that the Company will be successful on these programs. Even if the Company successfully qualifies for customers’ 80 gigabyte programs, its financial resources may not be sufficient to fund its operations until it achieves positive cash flow, or its sales of products for customers’ 80 gigabyte programs may not result in positive cash flow or net income.

Rapid Technological Change

Technology changes rapidly in the Company’s industry. These rapid changes require the Company both to address obsolescence of old technologies and to anticipate new technologies. There can be no assurance that the Company’s R&D efforts will be successful in the development of new technologies or that if successful, that the Company will be able to obtain qualifications on customer programs or transition the technologies into commercially viable products. Failure to smoothly transition from old technologies or to anticipate and execute on new technologies can have a material adverse effect on the Company’s business, financial condition and results of operations. For example, during fiscal 2002, the Company experienced difficulty making the transition to the 40 GB technology, and, as a result, had limited participation on customers’ 40 gigabyte per platter programs which resulted in significantly lower sales and a loss from continuing operations of $231 million in fiscal 2002 and a loss of $88.3 million from continuing operations in the first half of fiscal 2003. The Company is currently in the process of qualifying product for additional 80 gigabyte per platter programs. The Company is qualified on two 80 gigabyte programs and anticipates qualifications on additional 80 gigabyte products in the third fiscal quarter of 2003. Failure to qualify on these programs would likely delay positive cash flow. Given the Company’s current cash position, discussed above, such a delay in achieving positive cash flow would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s largest customers are Western Digital, Maxtor and Samsung, representing 49%, 27%, and 15%, respectively, of the Company’s net sales during fiscal 2002. Western Digital and Samsung accounted for 89% of the sales in the first half of fiscal 2003. Given the small number of high performance disk drive manufacturers who require an independent source of head gimbal assemblies and head stack assemblies, the Company will continue to be dependent upon a limited number of customers. The loss of any large customer, or a significant decrease in or cancellation of orders from one or more large customers, will have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, this dependence upon a limited number of customers means that acquisitions, consolidations or other material agreements affecting such customers could also have a material adverse effect on the Company’s business, financial condition and operating results. Acquisitions or significant transactions by the Company’s customers leading to further consolidation, vertical integration or other material agreements could also materially and adversely affect the Company’s business, financial condition and results of operations.

Dependence on a Limited Number of Suppliers

As a high technology company in a narrowly defined industry, the Company is often dependent upon a limited number of suppliers and subcontractors, and in some cases on single sources, for critical components or supplies. The Company has particularly limited alternative sources of certain key materials, such as wafer substrates, photo resist and suspensions, and frequently must rely on a single equipment supplier for a given type of equipment due to lack of viable alternatives or to insure process consistency. Furthermore, the Company’s customers generally determine the suppliers in advance. The Company’s suppliers may, in the future, be unwilling to extend credit or provide the Company with the required services based upon the financial resources of the Company, which are currently limited as described in “Financial Resources and the Company’s Ability to Continue as a Going Concern is Uncertain” above. If suppliers are unwilling to extend credit or provide the Company with the required products and services; the Company’s manufacturing operations may be interrupted or shut down. Any limitation on or interruption in the supply of certain components or supplies can severely and adversely affect the Company’s production and results of operations.

Dependence on Single Manufacturing & Assembly Facilities

The Company has one wafer fabrication facility in Fremont, California and operates in one location in Thailand for its head gimbal and head stack assembly operations. The Company’s wafer fabrication facility, and a majority of its administration and data processing functions are located in a seismically active area that has experienced major earthquakes in the past. A fire, flood, earthquake or other disaster affecting any of these locations may have an adverse effect on the Company’s business, financial condition and results of operations.

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

International Operations

The Company’s production process is labor intensive. As a result, the Company conducts substantially all of its slider machining, head gimbal assembly and test operations, head stack assembly and tape head assembly operations offshore, and is thus subject to the many risks associated with contracting with foreign vendors and suppliers and with the ownership and operation of foreign manufacturing facilities. These risks include the need to obtain requisite governmental permits and approvals, currency exchange fluctuations and restrictions, variable or higher tax rates, expiration of tax holidays, political instability, changes in government policies relating to foreign investment and operations, cultural issues, labor problems, trade restrictions, transportation delays and interruptions, and changes in tariff and freight rates. The Company has from time to time experienced labor organization activities at certain of its foreign operations. At this time none of the Company’s employees are represented by a union. There can be no assurance, however, that the Company will continue to be successful in avoiding work stoppages or other labor issues in the future.

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

Substantial Capital Expenditures; Asset Utilization

The Company’s business is highly capital intensive. The Company has made substantial capital expenditures and installed significant production capacity to support new technologies and anticipated increased demand for its products. The Company made capital expenditures for its magnetic head operations during fiscal 2002 of $49.7 million compared to $84 million during fiscal 2001. A significant percentage of the capital expenditures in fiscal years 2001 and 2002 were for the round wafer conversion. The Company expects capital expenditures to be between $10-12 million in fiscal 2003. To maintain its market position, the Company must anticipate demand for its products and the path of new technologies so that production capacity, both in terms of amount and the proper technologies, will be in place to meet customers’ needs. Accurate capacity planning is complicated by the pace of technological change, unpredictable demand variations, the effects of variable manufacturing yields, and the fact that most of the Company’s plant and equipment expenditures have long lead times, requiring major commitments well in advance of actual requirements. The Company’s underestimation or overestimation of its capacity requirements, or its failure to successfully and timely put in place the proper technologies, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Intellectual Property & Proprietary Rights

Read-Rite has over 315 U.S. and foreign patents, generally having terms of 20 years from their filing dates, and many additional U.S. and foreign applications pending. In addition, Read-Rite has a variety of licenses and cross-licenses with other companies within the industry such as IBM, Seagate and TDK for certain uses of those companies’ patents. The Company knows that its success depends on the innovative skills and technical competence of its employees and upon proper protection of its intellectual property. Despite Read-Rite’s protective measures, there can be no assurance that such measures will be adequate to protect its proprietary rights or that the Company’s competitors will not independently develop or patent technologies that are equivalent or superior to the Company’s technology.

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

Fluctuations in Operating Results

The Company’s business is capital intensive, and hence carries significant fixed costs. The Company has experienced substantial fluctuations in its quarterly and annual operating results in the past, and the Company’s future operating results could vary substantially from quarter to quarter. The Company’s operating results for a particular quarter or longer periods can be materially and adversely affected by numerous factors, such as increased competition or execution issues leading to a failure by the Company to obtain design wins on one or more customer programs; delayed product introductions or capacity constraints on certain technologies; decreased demand for or decreased average selling prices for the Company’s products; low product manufacturing yields; increased returns or rework; changes in product mix; increased operating costs associated with the ramp-up of production as capacity is added or under-utilization of capacity if demand is less than anticipated; increased material costs or material or equipment unavailability; disruptions in domestic or foreign operations; and general economic conditions. The Company’s net sales are generally made pursuant to individual purchase orders that may be changed or canceled by customers on short notice, often without material penalties. Changes or cancellations of product orders could result in under-utilization of production capacity and inventory write-offs. In the last three quarters of fiscal 2002 and first two quarters of fiscal 2003, the Company experienced significantly lower shipments as a result of its late and limited participation on customers’ 40 gigabyte per platter programs. As a consequence, the Company experienced a significant reduction in net sales, a negative gross margin and incurred significant losses in fiscal 2002 and the first half of fiscal 2003.

Volatility of Stock Price

The trading price of the Company’s common stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, the Company’s liquidity position, announcements of technological innovations or new products by the Company or its competitors, qualifications on volume shipment programs from major customers, general conditions in the disk drive and computer industries, general economic conditions and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies. The Company’s common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company’s common stock.

Dilution to Shareholders

In connection with the secured credit facility executed in December 2002, the Company has issued to affiliates of Tennebaum Capital Partners LLC a warrant to purchase approximately 4.8 million shares (“Initial Warrant”) of common stock in the Company at $1.35 per share. Additional shares may be issued under this warrant if the Company issues stock at a price below $1.35, provided that the aggregate number of shares issuable under the warrant does not exceed 19.9% of the outstanding common stock.

On April 20, 2003, in return for Tennenbaum’s agreement to amend the secured credit facility and to loan the Company an additional $5.0 million, the Company agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price equal to $0.65 per share, the closing market price per share of the Company’s common stock on March 31, 2003 (the “New Warrants”). The Company also agreed to issue to Tennenbaum, ten days after the date on which notification of the transaction was first sent to shareholders, seven-year detachable warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price equal to $0.25 per share (the “Contingent Warrants”), of which warrants to purchase 10,000,000 shares are immediately exercisable and warrants to purchase the remaining 10,000,000 shares shall either (i) vest on September 28, 2003 and become exercisable on November 12, 2003, in the event that the Company is unable to achieve a financial performance target, based upon the Company’s current projections, for the fiscal quarter ending on September 28, 2003, or (ii) terminate without becoming exercisable in the event that the Company is able to achieve the financial target for such fiscal quarter. The remaining 10,000,000 Contingent Warrants would also terminate if the Company pre-pays all obligations due Tennenbaum under the credit agreement on or before November 12, 2003 or if the Company is acquired on or before September 28, 2003.

The shares underlying the New Warrants and the Contingent Warrants represent approximately 107% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the warrants. The Initial Warrants together with the New Warrants represent approximately 127% of the total number of shares of the Company’s common stock and voting power outstanding before issuance of the Initial Warrants. Assuming vesting of the Contingent Warrants and the exercise by Tennenbaum of all warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 56% of the total number of shares of the Company’s common stock outstanding after giving effect to such exercise. Should the Company achieve the September quarter financial target and the remaining 10,000,000 Contingent Warrants are cancelled, and likewise assuming immediate exercise by Tennenbaum of all other warrants issued to Tennenbaum by the Company, Tennenbaum would own approximately 46% of the total number of shares outstanding after giving effect to such exercise.

Potential NASDAQ National Market Delisting Of The Company’s Common Stock

The Company’s common stock trades on the NASDAQ national market, which specifies certain requirements for the continued listing of such securities. One of these requirements is that the minimum closing bid price per share not fall below $1.00 for more than 30 consecutive business days in a row. The Company received correspondence from NASDAQ On August 8, 2002, NASDAQ notified the Company that the minimum closing bid price for the Company’s common stock had fallen below the specified level for 30 consecutive business days, and therefore the Company’s common stock was subject to delisting from the NASDAQ National Market unless this deficiency was remedied within 90 days. On November 7, 2002, the Company was contacted by NASDAQ and advised that subject to the Company’s right to a hearing, its common stock would be delisted from the NASDAQ stock market quotation system as its stock had not achieved a minimum bid price of at least $1.00 for ten consecutive trading days during the 90 days subsequent to the original notice from NASDAQ on August 8, 2002. The Company requested a hearing to appeal the notice of delisting on November 14, 2002 with the NASDAQ Listing Qualifications Panel. That hearing occurred on December 19, 2002, at which time the Company requested the delisting be delayed until after the Company’s annual shareholders’ meeting in February 2003. At the shareholders meeting on February 5, 2003, the shareholders approved a proposal to allow the Company’s Board of Directors, in its discretion to authorize a reverse stock split of between 1-5 and 1-20. The Board of Directors approved a 1-for-5 reverse stock split effective February 24, 2003. The Company’s minimum closing price has traded under $1.00 since May 7, 2003 There is no assurance that the Company will satisfy the bid price requirement or other NASDAQ requirements for continued listing on the NASDAQ National Market. If the Company’s common stock were to be delisted, it would seriously limit the liquidity of the common stock and impair the Company’s potential to raise future capital through the sale of the Company’s securities, which would have a material adverse effect on the Company’s business. Delisting could also reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and inexpensively as they have done historically, and could have an adverse effect on the trading price of the Company’s common stock. Delisting could also adversely affect the Company’s relationships with vendors and customers.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed significantly from the risks disclosed in Part II, Item 7A of the, Company’s Annual Report on Form 10-K for fiscal year 2002 under the heading “Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For information on Legal Proceedings see Note 13 to the Company’s Consolidated Condensed Financial Statements in Part 1 of this report on Form 10-Q, which information is incorporated herein by reference.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.5	Amended and Restated Regisration Rights Agreement dated as of April 1, 2003 by and among Read- Rite Corporation and the holders of the warrants.

10.69	First Amendment to Credit Agreement by and among Read-Rite Corporation, the lenders listed hereof and Tennenbaum Capital Partners LLC as administrative agent for Lenders dated as of April 1, 2003.

10.70	Second Amendment to Credit Agreement by and among Read-Rite Corporation, the lenders listed hereof and Tennenbaum Capital Partners LLC as administrative agent for Lenders dated as of April 1, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 9, 2003, Read-Rite Corporation (the “Company”) issued a press release announcing that it was notifying all shareholders of its recent financing with Tennenbaum Capital Partners LLC and explaining the basis for the exception it received from Nasdaq concerning relief from the requirement for obtaining shareholder approval in connection with this transaction. The press release also announced that, on March 31, 2003, the Company amended and restated its Preferred Shares Rights Agreement, dated as of March 3, 1997, by and between Read-Rite and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, LLC) (the “Original Rights Agreement”) to, among other things, avoid a Triggering Event upon the issuance or exercise of the warrants in connection with the Tennenbaum financing.

On April 29, 2003, the Company filed a current report on Form 8-K to provide Regulation FD disclosure in connection with the issuance of a press release regarding results for the second quarter ended March 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READ-RITE CORPORATION

Date: May 14, 2003	By:	/s/ ANDREW C. HOLCOMB
Senior Vice President, Finance and Chief Financial Officer

READ-RITE CORPORATION

CERTIFICATIONS

I, Alan S. Lowe, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Read-Rite Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ ALAN S. LOWE
Name:	Alan S. Lowe
Title:	President & Chief Executive Officer

READ-RITE CORPORATION

CERTIFICATIONS

I, Andrew C. Holcomb, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Read-Rite Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ ANDREW C. HOLCOMB
Name:	Andrew C. Holcomb
Title:	Senior Vice President and Chief Financial Officer